Form 10-Q
period 2026-06-30
AGENUS INC
filed 2026-08-07
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares outstanding of the issuer’s Common Stock as of August 4, 2026: 45,020,407 shares.

Agenus Inc.

Six Months Ended June 30, 2026

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31

PART II
ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
	Signatures	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$18,738	$2,998
Zydus agreements escrow receivable (Note R)	7,616	—
Zydus agreements contract assets (Note R)	32,860	—
Accounts receivable	14,725	1,831
Prepaid expenses	2,853	785
Related party note receivable from MiNK Therapeutics, Inc.	—	5,179
Assets held for sale	—	121,554
Other current assets	2,018	1,089
Total current assets	78,810	133,436
Property, plant and equipment, net of accumulated amortization and depreciation of $47,977 and $47,468 at June 30, 2026 and December 31, 2025, respectively	14,322	15,470
Operating lease right-of-use assets	7,205	7,744
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,482 and $17,325 at June 30, 2026 and December 31, 2025, respectively	2,880	3,037
Equity method investment in MiNK Therapeutics, Inc.	25,452	24,277
Due from related parties (MiNK Therapeutics, Inc.)	16,075	15,435
Other long-term assets	3,856	3,307
Total assets	$172,692	$226,798
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Short-term debt	$30,068	$44,655
Current portion, liability related to sale of future royalties and milestones (Note H)	113,671	109,323
Current portion, operating lease liabilities	1,102	1,034
Accounts payable	58,984	82,987
Accrued liabilities	27,515	34,223
Liabilities held for sale	—	50,738
Other current liabilities	480	529
Total current liabilities	231,820	323,489
Liability related to sale of future royalties and milestones, net of current portion (Note H)	135,794	169,660
Deferred revenue	1,143	1,143
Operating lease liabilities, net of current portion	9,538	10,108
Other long-term liabilities	247	259
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at June 30, 2026 and December 31, 2025; liquidation value of $34,371 at June 30, 2026	—	—
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 42,615,618 and 35,320,397 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	427	353
Additional paid-in capital	1,945,037	1,911,740
Accumulated other comprehensive loss	(450)	(439)
Accumulated deficit	(2,144,089)	(2,182,765)
Total stockholders’ deficit attributable to Agenus Inc.	(199,075)	(271,111)
Non-controlling interest	(6,775)	(6,750)
Total stockholders’ deficit	(205,850)	(277,861)
Total liabilities and stockholders’ deficit	$172,692	$226,798

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Research and development	$—	$334	$—	$334
Pre-commercial product revenue	6,372	—	10,963	—
Service revenue	—	526	—	1,036
Non-cash royalty revenue related to the sale of future royalties (Note H)	28,146	24,831	57,291	48,387
Total revenues	34,518	25,691	68,254	49,757
Operating expenses:
Cost of revenue	—	(243)	—	(380)
Research and development	(14,759)	(26,710)	(26,581)	(48,231)
General and administrative	(8,466)	(15,518)	(15,326)	(31,237)
Fair value adjustments	—	69	—	69
Total operating expenses	(23,225)	(42,402)	(41,907)	(79,779)
Operating income (loss)	11,293	(16,711)	26,347	(30,022)
Other income (expense):
Non-operating income (expense)	856	(12)	648	(276)
MiNK Therapeutics, Inc. equity method investment fair value adjustment	2,526	—	1,176	—
Gain on Zydus asset sale	—	—	40,379	—
Interest expense, net	(15,242)	(13,289)	(29,911)	(26,084)
Net income (loss)	(567)	(30,012)	38,639	(56,382)
Dividends on Series A-1 convertible preferred stock	(54)	(54)	(109)	(108)
Less: net loss attributable to non-controlling interest	(17)	(2,057)	(37)	(3,161)
Net income (loss) attributable to Agenus Inc. common stockholders	$(604)	$(28,009)	$38,567	$(53,329)
Per common share data:
Net income (loss) attributable to Agenus Inc. common stockholders:
Basic	$(0.01)	$(1.00)	$0.97	$(2.03)
Diluted	$(0.01)	$(1.00)	$0.96	$(2.03)
Weighted average number of Agenus Inc. common shares outstanding:
Basic	41,338	28,117	39,649	26,303
Diluted	41,338	28,117	40,123	26,303

Other comprehensive loss:
Foreign currency translation loss	$(13)	$(36)	$(11)	$(106)
Other comprehensive loss	(13)	(36)	(11)	(106)
Comprehensive income (loss)	$(617)	$(28,045)	$38,556	$(53,435)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2025	32	$—	35,320	$353	$1,911,740	—	$—	$(439)	$(6,750)	$(2,182,765)	(277,861)
Net income	—	—	—	—	—	—	—	—	(20)	39,226	39,206
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	766	—	—	—	8	—	774
Shares sold to Zynext Ventures USA LLC, net of issuance costs	—	—	2,133	21	6,402	—	—	—	—	—	6,423
Shares sold at the market	—	—	284	3	993	—	—	—	—	—	996
Payment of CEO payroll in shares	—	—	27	—	88	—	—	—	—	—	88
Modification of warrants	—	—	—	—	435	—	—	—	—	—	435
Issuance of shares for services	—	—	418	4	1,390	—	—	—	—	—	1,394
Issuance of shares in connection with debt agreement	—	—	141	2	439	—	—	—	—	—	441
Vesting of nonvested shares	—	—	158	2	(2)	—	—	—	—	—	—
Employee share purchases	—	—	21	—	55	—	—	—	—	—	55
Issuance of shares for employee salaries	—	—	28	—	91	(8)	(27)	—	—	—	64
Retirement of treasury shares related to employee withholding	—	—	(8)	—	(27)	8	27	—	—	—	—
Balance at March 31, 2026	32	$—	38,522	$385	$1,922,370	—	$—	$(437)	$(6,762)	$(2,143,539)	$(227,983)
Net loss	—	—	—	—	—	—	—	—	(17)	(550)	(567)
Other comprehensive loss	—	—	—	—	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	6,971	—	—	—	4	—	6,975
Shares sold at the market	—	—	3,649	37	14,058	—	—	—	—	—	14,095
Payment of CEO payroll in shares	—	—	32	—	113	—	—	—	—	—	113
Modification of warrants	—	—	—	—	171	—	—	—	—	—	171
Issuance of shares for services	—	—	56	2	232	—	—	—	—	—	234
Issuance of shares in connection with debt agreement	—	—	113	1	401	—	—	—	—	—	402
Exercise of stock options	—	—	226	2	642	—	—	—	—	—	644
Issuance of shares for employee salaries	—	—	25	—	106	(7)	(27)	—	—	—	79
Retirement of treasury shares related to employee withholding	—	—	(7)	—	(27)	7	27	—	—	—	—
Balance at June 30, 2026	32	$—	42,616	$427	$1,945,037	—	$—	$(450)	$(6,775)	$(2,144,089)	$(205,850)

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

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$38,639	$(56,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,100	6,371
Share-based compensation	4,706	7,067
Non-cash royalty revenue	(57,291)	(48,387)
Non-cash interest expense	29,348	25,681
Loss (gain) on sale or disposal of assets, net	(79)	929
Unrealized (gain) loss on long-term investments	(1,827)	46
Gain on Zydus asset sale	(40,379)	—
Other, net	1,702	209
Changes in operating assets and liabilities:
Accounts receivable	(12,894)	(232)
Prepaid expenses	(2,068)	980
Accounts payable	(23,981)	12,706
Deferred revenue	—	1
Accrued liabilities and other current liabilities	(2,878)	4,230
Other operating assets and liabilities	(1,247)	941
Net cash used in operating activities	(67,149)	(45,840)
Cash flows from investing activities:
Purchases of plant and equipment	—	(6)
Proceeds from sale of plant and equipment	268	282
Proceeds from Zydus asset sale, net	63,917	—
Proceeds from repayment of MiNK related party note	5,000	—
Proceeds from sale of long-term investment	34	62
Net cash provided by investing activities	69,219	338
Cash flows from financing activities:
Net proceeds from sale of equity	15,091	18,560
Net proceeds from equity sold under Zynext SPA, net	6,423	—
Proceeds from employee stock purchases and option exercises	699	44
Proceeds from the issuance of long-term debt, net	—	2,500
Purchase of treasury shares to satisfy tax withholdings	(54)	(87)
Payment of long-term debt	(8,413)	(2,500)
Payment of finance lease obligation	(55)	(3,981)
Net cash provided by financing activities	13,691	14,536
Effect of exchange rate changes on cash	(21)	63
Net increase (decrease) in cash, cash equivalents and restricted cash	15,740	(30,903)
Cash, cash equivalents and restricted cash, beginning of period	4,710	44,071
Cash, cash equivalents and restricted cash, end of period	$20,450	$13,168
Supplemental cash flow information:
Cash paid for interest	$700	$645
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$522	$552
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$107
Issuance of stock options for payment of certain employee bonuses	$3,820	—

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Note A – Business, Liquidity and Basis of Presentation

Business:

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

Our discovery platforms, antibody programs, STIMULON cpcQS-21 adjuvant platform and the allogeneic invariant natural killer T-Cell pipleline controlled by MINK are described in Item 2 of this report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Following our strategic realignment announced in December 2024, we prioritized the BOT and BAL programs and temporarily paused certain non-core preclinical and clinical activities while we evaluate partnering and targeted funding opportunities.

Liquidity and Going Concern:

We have incurred significant losses since our inception in 1994. As of June 30, 2026, we had an accumulated deficit of $2.1 billion.

During the six months ended June 30, 2026, we materially strengthened our liquidity position. MiNK repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd ("Zydus") and its affiliates, under which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow, which is to be released in accordance with the predefined parameters set forth in the Zydus agreements. See Note R for further discussion of the proceeds received in connection with the Zydus closing.

As of June 30, 2026, we had cash and cash equivalents of $18.7 million, compared with $3.0 million as of December 31, 2025. The June 30, 2026 cash balance excludes the $7.6 million held in escrow under the Zydus agreements, including $0.1 million of accrued interest, which is releasable to the Company in accordance with the predefined provisions of those agreements, and does not reflect outstanding receivables under our early access programs for BOT/BAL — including France’s Autorisation d’Accès Compassionnel (“AAC”) framework and paid named patient programs in other jurisdictions where permitted — which we expect to collect during the third quarter of 2026.

On July 15, 2026, we closed a private placement (the "Private Placement") with certain institutional and other accredited investors (each, a "Purchaser" and collectively, the "Purchasers"). The Company agreed to issue and sell (i) 23,035,227 shares of the Company’s common stock, (ii) accompanying Series A purchase warrants to purchase 21,144,277 shares of common stock and (iii) accompanying Series B purchase warrants to purchase 33,797,214 shares of common stock. The aggregate gross proceeds received upfront was approximately $85.0 million, before deducting placement expenses, with up to an additional $255.0 million in gross proceeds upon exercise of the Series A Warrants and Series B Warrants, assuming the exercise in full of such warrants. Exercise of the warrants is at the discretion of the holders and no assurance can be given that the Company will receive any warrant proceeds. See Note U for the terms of the private placement, including the exercise prices of the warrants and the milestone-based provisions governing their expiration.

Based on our current operating plan and projections, our existing cash and cash equivalents, together with the net proceeds of the private placement, are expected to fund our operations and capital expenditure requirements into the third quarter of 2027, assuming no exercise of the Series A or Series B Warrants. That plan reflects anticipated revenues from our early access programs and scheduled debt payments in the look-forward period, the majority of which is secured by certain real estate properties. However, advancing our planned registration and commercialization strategy for BOT and BAL, and funding the company through achievement of profitability, will require additional capital.

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

Because the timing and completion of these transactions are not entirely within our control, in accordance with applicable accounting standards, substantial doubt exists about our ability to continue as a going concern for at least one year after the date these condensed consolidated financial statements are issued. The consolidated financial statements have been prepared assuming we will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our consolidated financial statements and footnotes thereto included in our 2025 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

For our foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates is included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ deficit.

Note B – Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note C – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amounts used for basic and diluted per share calculations:
Net income (loss) attributable to Agenus Inc. common stockholders	$(604)	$(28,009)	$38,567	$(53,329)

Weighted average number of Agenus Inc. common shares outstanding - basic	41,338	28,117	39,649	26,303

Effect of potentially dilutive securities:
Share based compensation awards	—	—	453	—
Warrants	—	—	21	—
Weighted average number of Agenus Inc. common shares outstanding - diluted	41,338	28,117	40,123	26,303

Net income (loss) attributable to Agenus Inc. per common share:
Basic	$(0.01)	$(1.00)	$0.97	$(2.03)
Diluted	$(0.01)	$(1.00)	$0.96	$(2.03)

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP”). Diluted income (loss) per common share is calculated by dividing income (loss)

attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. Because we reported a net loss attributable to common stockholders for the three months ended June 30, 2026, as well as the three and six months ended June 30, 2025, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2026 and 2025, as they would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	1,089	1,032	1,068	1,032
Stock options	8,942	5,242	8,491	5,242
Non-vested shares	11	1,313	9	1,313
Series A-1 convertible preferred stock	17	17	17	17

Note D – Cash Equivalents

Cash equivalents consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$436	$436	$417	$417
Total	$436	$436	$417	$417

As a result of the short-term nature of these investments, there were immaterial unrealized holding gains or losses for the three and six months ended June 30, 2026 and 2025.

As of both June 30, 2026 and December 31, 2025, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note E – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(16,018)	$823
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,482)	$2,880

	As of December 31, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,861)	$980
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,325)	$3,037

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.2 million for the remainder of 2026, $0.3 million for the years ending December 31, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note F – Investment in MiNK Therapeutics, Inc.

In July 2025, our ownership percentage of MiNK dropped below 50%, resulting in a loss of control. As a result, MiNK was deconsolidated in the quarter ended September 30, 2025. We retain the ability to exercise significant influence with ownership of approximately 43% as of June 30, 2026. In accordance with ASC 825, we have made the irrevocable election to measure our investment and all other eligible interest in MiNK at fair value.

All subsequent changes in fair value are reported as part of Non-operating income (expense) in our condensed consolidated statements of operations and comprehensive income (loss). We continue to have involvement with MiNK, including providing services under an Amended and Restated Intercompany Services Agreement, and MiNK has been deemed a related party. Refer to Note P for further detail.

The fair value of our equity investment in MiNK at June 30, 2026 was $25.5 million. The total carrying value of our investment in MiNK at June 30, 2026, including the carrying value of the Due from related parties receivable, was approximately $41.5 million.

Our investment in MiNK is considered a significant investee as the carrying value of our total investment is greater than 20% of our total consolidated asset balance. The following tables present summarized balance sheet information as of June 30, 2026 and summarized results of operations for the three and six months ended June 30, 2026 (in thousands):

June 30, 2026
Current assets	$9,297
Non-current assets	318
Current liabilities	7,569
Non-current liabilities	16,075

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net loss	$(3,128)	$(5,871)
Net loss attributable to Agenus	(1,336)	(2,508)

The summarized amounts presented above are provided solely to satisfy the disclosure requirements applicable to a significant investee. They are not recognized in our results of operations, which reflect the fair value option election described above.

Note G – Debt

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

Debt instrument	Principal at June 30, 2026	Unamortized Debt Discount	Balance at June 30, 2026
Current Portion:
2015 Subordinated Notes	$5,087	$(169)	$4,918
Debentures	146	—	146
Promissory Note	24,750	(115)	24,635
Other	369	—	369
Total	$30,352	$(284)	$30,068

Debt instrument	Principal at December 31, 2025	Unamortized Debt Discount	Balance at December 31, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(147)	$10,353
Zydus Promissory Note	10,000	-	10,000
Debentures	146	-	146
Promissory Note	24,750	(698)	24,052
Other	104	—	104
Total	$45,500	$(845)	$44,655

As of June 30, 2026 and December 31, 2025, the principal amount of our outstanding debt balance was $30.4 million and $45.5 million, respectively.

Zydus Promissory Note

On January 15, 2026, in connection with the closing of the Zydus Asset Purchase Agreement, $7.0 million of the Zydus Promissory Note was forgiven and $3.0 million was repaid. In the six months ended June 30, 2026, we recognized a $7.0 million gain on debt forgiveness that is included in the gain recognized on the closing of the Zydus transactions. Refer to Note R for more detail.

Subordinated Notes

On January 15, 2026, in connection with the closing of the Zydus Asset Purchase Agreement, approximately $5.4 million of the 2015 Subordinated Notes were repaid and the lien on our former manufacturing facility in Berkeley, CA was released.

On June 29, 2026, we entered into an Amendment to Notes, Extension of Warrants and Sale of New Warrants with existing noteholders, pursuant to which we:

•
extended the maturity date of $5.09 million of senior subordinated promissory notes we previously issued to such noteholders in 2015 (the “2015 Notes”) by seven months from June 20, 2026 to January 18, 2027 (all other terms of the 2015 Notes, including the applicable interest rate will remain unchanged);
•
extended the expiration date of all 2022 A warrants to purchase shares of our common stock (the “A Warrants”) and 2022 B warrants to purchase shares of the our common stock (the “B Warrants”) held by such noteholders to purchase a total of 97,500 shares of the our common stock, each at an exercise price of $3.25, to June 25, 2031 (the “Amended A Warrants” and “Amended B Warrants”);
•
extended the expiration date of all 2025 C warrants to purchase shares of our common stock (the “C Warrants”) held by such noteholders to purchase a total of 67,500 shares of the our common stock previously issued in 2025 to June 25, 2031 (the “Amended C Warrants”)
•
issued to certain noteholders new warrants to purchase 56,525 shares of our common stock to expire June 25, 2031, and have an exercise price of $3.25 per share, (the “D Warrants” and, together with the Amended A Warrants, the Amended B Warrants, and the Amended C Warrants, the “New Warrants”);
•
committed to registering the New Warrants with the Securities and Exchange Commission within ninety (90) days after June 29, 2026;

This Amendment was accounted for as a debt modification. As part of the Amendment, we recorded debt discount of approximately $0.2 million, representing the fair value of the new and modified warrants. This amount is presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Subordinated Notes.

Note H – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the six months ended June 30, 2026 (in thousands):

Period from December 31, 2025 to June 30, 2026
Liability related to sale of future royalties and milestones - beginning balance	$280,025
Non-cash royalty revenue	(57,291)
Non-cash interest expense recognized	27,709
Liability related to sale of future royalties and milestones - ending balance	250,443
Less: unamortized transaction costs	(978)
Liability related to sale of future royalties and milestones, net	$249,465

Healthcare Royalty Partners

In January 2018, we, through our wholly-owned subsidiary Antigenics, LLC (“Antigenics”), entered into a Royalty Purchase Agreement (the “HCR Royalty Purchase Agreement”) with Healthcare Royalty Partners III, L.P. and certain of its affiliates (collectively, “HCR”). Pursuant to the terms of the HCR Royalty Purchase Agreement, we sold to HCR 100% of Antigenics’ worldwide rights to receive royalties from GlaxoSmithKline (“GSK”) on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant. At closing, we received gross proceeds of $190.0 million from HCR. Although we sold all of our rights to receive royalties on sales of GSK’s vaccines containing QS-21, as a result of our obligation to HCR, we are required to account for the $190.0 million in proceeds from this transaction as a liability on our condensed consolidated balance sheets that will be recognized into revenue in proportion to the royalty payments from GSK to HCR over the estimated life of the HCR Royalty Purchase Agreement. The liability is classified between the current and non-current portion of liability related to sale of future royalties and milestones in the condensed consolidated balance sheets based on the estimated royalty payments to be received by HCR in the next 12 months from the financial statement reporting date.

During the six months ended June 30, 2026, we recognized $57.3 million of non-cash royalty revenue, and we recorded $17.7 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the six months ended June 30, 2026, our estimate of the effective annual interest rate over the remaining life of the agreement increased to 23.2%, which results in a life of contract interest rate of 24.2%.

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

As a result of our significant continuing involvement in the generation of the cash flows of the Purchased Assets, we are required to account for $63.9 million of the proceeds from this transaction as a liability on our condensed consolidated balance sheets that will be recognized into revenue in proportion to the royalty and milestone payments paid to Ligand over the estimated life of the Ligand Purchase Agreement.

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

During the six months ended June 30, 2026, we recorded $10.0 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of June 30, 2026, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement remained at 21.0%, which results in a life of contract interest rate of 21.4%.

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

Note I – Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Payroll	$3,460	$9,026
Professional fees	5,390	4,544
Contract manufacturing costs	3,309	3,399
Research services	9,925	8,148
Other	5,431	9,106
Total	$27,515	$34,223

Note J – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$436	$436	$—	$—
Investment in MiNK Therapeutics, Inc.	25,452	25,452	—	—
Long-term investments	1,931	1,931	—	—
Total	$27,819	$27,819	$—	$—

Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note C)	$417	$417	$—	$—
Related party note receivable	5,179	—	5,179	—
Investment in MiNK Therapeutics, Inc.	24,277	24,277	—
Long-term investments	1,303	1,303	—
Total	$31,176	$25,997	$5,179	$—

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

The fair value of our outstanding debt balance at June 30, 2026 and December 31, 2025 was $30.7 million and $45.7 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at June 30, 2026 and December 31, 2025 was $30.4 million and $45.5 million, respectively.

Note K – Revenue from Contracts with Customers

Pre-commercial Product Revenue

During the year ended December 31, 2025, we began recognizing pre-commercial product revenue for BOT plus BAL ("BOT/BAL") provided to patients through regulatory-authorized early access pathways, including France's Autorisation d'Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs") in jurisdictions where permitted.

For the three and six months ended June 30, 2026, we recognized approximately $6.4 million and $11.0 million of net revenue under these programs, respectively.

Revenue is recognized as the gross amount invoiced to the customer, less reserves for estimated variable consideration, consisting primarily of government rebates, when the customer (hospital or physician) obtains control of the product at delivery. The estimated variable consideration is fully constrained until the calculations are finalized with the government authority and remitted annually. For the three and six months ended June 30, 2026, our estimate of rebates reduced reported revenue by approximately $2.2 million and $3.5 million, respectively.

Zydus License Agreement

In January 2026, we entered into a license agreement (see Note R) with Zydus under which Zydus received an exclusive license to develop, manufacture and commercialize BOT and BAL in India and Sri Lanka in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country. We identified one performance obligation in the arrangement; the license of BOT and BAL. The consideration in the arrangement is variable and subject to the sales-based royalty constraint. For the six months ended June 30, 2026, no revenue was recognized.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and six months ended June 30, 2026 and 2025, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three Months Ended June 30, 2026
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$6,372	$—	$6,372
Non-cash royalties	28,146	—	28,146
	$34,518	$—	$34,518

	Three Months Ended June 30, 2025
Revenue Type
Research and development	$334	$—	$334
Other services	$—	$526	$526
Non-cash royalties	24,831	—	24,831
	$25,165	$526	$25,691

	Six Months Ended June 30, 2026
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$10,963	$—	$10,963
Non-cash royalties	57,291	—	57,291
	$68,254	$—	$68,254

	Six Months Ended June 30, 2025
Revenue Type
Research and development	$334	$—	$334
Other services	—	1,036	1,036
Non-cash royalties	48,387	—	48,387
	$48,721	$1,036	$49,757

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

The following table provides information about contract liabilities from contracts with customers and accrued rebates (in thousands):

Six Months Ended June 30, 2026	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,143	$—	$—	$1,143

Pre-commercial product rebates:
Accrued rebates	$-	$3,835	$(377)	$3,458

During the six months ended June 30, 2026, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

Note L – Share-based Compensation Plans

In June 2026, our stockholders approved an amendment to our Amended and Restated 2019 Equity Incentive Plan (the "2019 EIP") that increased the maximum number of shares of our common stock available for issuance under our 2019 EIP by 5.0 million shares.

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

A summary of option activity for the six months ended June 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,039,487	$25.20
Granted	4,316,947	$3.89
Exercised	(225,102)	$2.86
Forfeited	(50,856)	$5.45
Expired	(138,306)	$62.59
Outstanding at June 30, 2026	8,942,170	$5.14	9.22	$582,189
Vested or expected to vest at June 30, 2026	8,942,170	5.14	9.22	$582,189
Exercisable at June 30, 2026	5,809,709	$5.82	8.89	$572,304

The weighted average grant-date fair values of stock options granted during the six months ended June 30, 2026 and 2025 were $3.01 and $2.90, respectively.

On June 16, 2026, our stockholders approved a one-time exchange of options to purchase shares of the our common stock issued under our 2019 EIP, the Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”), and the Company’s 2015 Inducement Equity Plan (the “2015 Plan” and, together with the 2019 EIP and 2009 EIP, the “Equity Plans”) that were held by our executive officers, other employees, consultants, and non-employee directors, for new options to purchase shares of the our common stock (the “Option Exchange”). Pursuant to the Option Exchange, eligible options were cancelled in exchange for an equal number of new options to purchase shares of common stock with an exercise price greater than or equal to the fair market value of the Company’s common stock at the time of the Option Exchange and a term of the option that extends ten years from the date of grant. An eligible stock option generally included any outstanding stock option that had an exercise price equal to or greater than $2.50 per share and greater than the closing price of the Company’s common stock on the date of the Option Exchange, that vested based on continued service with the Company or based on the achievement of performance milestones and that was granted under the Equity Plans. The Option Exchange resulted in the re-pricing of 2,054,413 options. Of these, 1,498,024 awards were repriced to an exercise price of $4.47 and the remaining 556,389 awards were repriced to an exercise price of $2.98. The vesting conditions of the modified options remained the same and the modified awards have a 10-year term. Total expected incremental share-based compensation expense resulting from the modification is approximately $1.9 million, of which $1.8 million relates to vested awards and was recognized immediately with $0.1 million being recognized over the remaining vesting period.

During the six months ended June 30, 2026, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of June 30, 2026, there was approximately $9.7 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.3 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the six months ended June 30, 2026 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	19,075	$14.91
Granted	461,376	3.31
Vested	(469,850)	3.40
Forfeited	—	—
Outstanding at June 30, 2026	10,601	$25.34

As of June 30, 2026, there was approximately $37,000 of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 0.6 years.

During the six months ended June 30, 2026, 225,102 shares were issued as a result of stock option exercises, 20,528 shares were issued under the 2019 Employee Stock Purchase Plan, and 469,850 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$566	$778	$785	$1,604
General and administrative	2,694	2,663	3,341	5,170
Total share-based compensation expense	$3,260	$3,441	$4,126	$6,774

Note M – Restricted Cash

As of both June 30, 2026, and December 31, 2025, we maintained non-current restricted cash of $1.7 million. This amount is included within “Other long-term assets” in our condensed consolidated balance sheets and is comprised of deposits under letters of credit required under our facility leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$2,998	$18,738	$40,437	$9,534
Restricted cash	1,712	1,712	3,634	3,634
Cash, cash equivalents and restricted cash	$4,710	$20,450	$44,071	$13,168

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

During the three and six months ended June 30, 2026, we received net proceeds of approximately $14.1 million and $15.1 million, respectively, from the sale of approximately 3.6 million and 3.9 million shares of our common stock in at-the-market offerings under the Sales Agreement, respectively.

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

Note O – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	June 30, 2026	December 31, 2025
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30, 2026	December 31, 2025
Beginning balance	$(6,750)	$19,956

Net loss attributable to non-controlling interest	(37)	(3,198)

Other items:
Deconsolidation of a subsidiary	—	(25,037)
Issuance of subsidiary shares for services	—	22
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	—	1
Subsidiary share-based compensation	12	1,506
Total other items	12	(23,508)

Ending balance	$(6,775)	$(6,750)

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

Allocation of Agenus services, net of approximately $184,000 and $346,000 for the three and six months ended June 30, 2026 are included as a contra-expense in “Operating expenses” in our condensed consolidated statements of operations and comprehensive income (loss) and “Due from related parties,” of $16.1 million as of June 30, 2026, in our condensed consolidated balance sheets. We have agreed to not require repayment of this balance for the foreseeable future.

On February 12, 2024, we entered into a Convertible Promissory Note Purchase Agreement (the "Purchase Agreement") with MiNK pursuant to which MiNK issued us a convertible promissory note in the principal amount of up to $5.0 million (the "Note"). The Purchase Agreement set forth the terms and conditions, including representations and warranties, for MiNK's issuance and sale of the Note to us.

The Note carried an annual interest rate of 2% (the “Interest Rate”) that accrued from the date funds are paid or advanced by us to MiNK. Interest accrued and was not payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provided that MiNK would pay us, on request, the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In January 2026, MiNK repaid us the full $5.2 million (representing the then outstanding principal and accrued interest).

In June 2024, Dr. Jennifer Buell, CEO of MiNK, was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three and six months ended June 30, 2026 , we expensed Wolf Greenfield fees totaling approximately $11,000 and $15,000, respectively, and for the three and six months ended June 30, 2025, we expensed Wolf Greenfield fees totaling approximately $66,000 and $162,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

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

Our Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. Our CODM evaluates company performance based on net loss, as included in the condensed consolidated statements of operations and comprehensive income (loss), ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the condensed consolidated balance sheets. Refer to the condensed consolidated financial statements for other financial information regarding our single reportable segment.

The following table presents selected financial information related to our single reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$34,518	$25,691	$68,254	$49,757

Operating expenses:
External expenses	(15,682)	(22,720)	(26,521)	(41,739)
Payroll related expenses	(4,136)	(11,327)	(11,032)	(23,431)
Other operating expenses	(3,407)	(8,355)	(4,354)	(14,609)
Operating income (loss)	11,293	(16,711)	26,347	(30,022)

Other income (expense):
Interest expense	(15,363)	(13,343)	(30,052)	(26,325)
Interest income	121	54	141	241
Other income (expense)	3,382	(12)	42,203	(276)
Net income (loss)	$(567)	$(30,012)	$38,639	$(56,382)

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

In connection with the Purchase Agreement, on January 15, 2026, we also entered into the previously announced license agreement with Zydus (the “License Agreement”) under which Zydus received an exclusive license to develop, manufacture and commercialize BOT and BAL in India and Sri Lanka (the “Territory”) in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country.

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

We recognized a $40.4 million gain on Zydus asset sale in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2026. The gain is the difference between (1) total consideration of $111.3 million and (2) the $70.9 million carrying amount of the Purchased Assets and related liabilities that were derecognized.

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

Under the Purchase Agreement, we may receive up to $50.0 million of potential payments (currently restricted and only for use on services provided to us by Zydus) based on usage by Agenus of Zydus’ manufacturing business during the 36-month period following the closing, which we are currently required to hold in a restricted account until and when we make related payments to Zydus for clinical supply (the “Additional Zydus Consideration”). There is no net cash that will be received through the Additional Zydus Consideration because the payments are contingent on us procuring $50.0 million in services from Zydus. Accordingly, the Additional Zydus Consideration is considered non-cash consideration in the form of clinical supply, and was measured at its fair value at contract inception. The amount of non-cash consideration to be received under the Additional Zydus Consideration provision may vary for reasons other than the form of consideration, and therefore is subject to constraint. The Additional Zydus Consideration is comprised of three potential payments. As of the close of the Purchase Agreement, we estimated that two potential payments of $20.0 million each were probable to be received and included an aggregate of $40.0 million Additional Zydus Consideration in the transaction price, while approximately $10.0 million of non-cash consideration was constrained and excluded from the transaction price.

We recorded a $40.0 million Zydus agreements contract asset in the condensed consolidated balance sheets related to the Additional Zydus Consideration that is included in the transaction price. As the clinical supply and services are received, the associated value will be recorded as research and development expense, consistent with the Company’s existing accounting policy for clinical supply.

During the period ended June 30, 2026, we met the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026. The Zydus agreement contract asset was reduced by $7.1 million, reflecting the value of clinical supply actually delivered by Zydus during the period and an agreement to release a portion of Zydus’ obligation to deliver clinical supply in settlement of a payable to Zydus. As of June 30, 2026, we determined that it is not reasonably certain that the remaining $10.0 million right to clinical supply non-cash consideration will be used, and as such, have not recognized it as part of the Zydus agreement contract asset on the condensed consolidated balance sheets.

We will reassess the estimate of non-cash consideration each reporting period and recognize changes as a change in the gain on sale of non-financial assets during the period in which the change in estimate occurs.

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

On March 24, 2026, the U.S. District Court for the District of Massachusetts (the "Court") granted the Company's motion to dismiss the putative securities class action captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, in its entirety, ruling in favor of the Company and the individual defendants, and denied the lead plaintiff's request for leave to amend his complaint. The action was originally filed in September 2024 against the Company and certain of its executives and directors. The amended complaint, filed February 7, 2025 by the court-appointed lead plaintiff, alleged that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of BOT and BAL. The lead plaintiff sought to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023 and July 17, 2024, and sought damages, interest, and an award of costs, including attorneys' fees.

The lead plaintiff has appealed the Court's order to the U.S. Court of Appeals for the First Circuit in the matter captioned Olsen v. Agenus, Inc., et al., No. 26-01421. Briefing in the appeal commenced in June 2026, and the lead plaintiff contends that the Court erred as a matter of law in dismissing the claims against the Company and Garo Armen, the Company’s Chairman and Chief Executive Officer. The Company intends to vigorously defend the Court's dismissal order. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome on appeal.

The Company has also been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. These actions name certain of the Company's executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of BOT and BAL. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome in these consolidated actions.

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2026 had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note U – Subsequent Events

Securities Purchase Agreement

On July 13, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and other accredited investors. The closing of the Private Placement occurred on July 15, 2026, subject to the satisfaction of customary closing conditions.

Under the terms of the Purchase Agreement, the Company has agreed to issue and sell (i) 23,035,227 shares of the Company’s common stock, (ii) accompanying Series A purchase warrants to purchase 21,144,277 shares of common stock at an exercise price of $4.02 per share and (iii) accompanying Series B purchase warrants to purchase 33,797,214 shares of common stock at an exercise price of $5.03 per share. The combined effective purchase price per share, or per pre-funded warrant less its exercise price, together with the accompanying Series A Warrant and Series B Warrant, was $3.69. The aggregate gross proceeds received were approximately $85.0 million, before deducting Private Placement expenses, with up to an additional $255.0 million in gross proceeds upon exercise of the Series A Warrants and Series B Warrants, assuming the exercise in full of such warrants.

The pre-funded warrants have an exercise price of $0.01 per share, are exercisable immediately, do not expire until exercised in full, and contain customary beneficial ownership limitation provisions. The pre-funded warrants are equity-classified. See Note C for their treatment in the computation of basic net income (loss) per share.

The Series A Warrants are exercisable immediately and expire upon the earlier of (i) the fifth anniversary of the closing date of the Private Placement and (ii) the date that is 30 days following the day on which the Company publicly discloses, by press release or Current Report on Form 8-K, that at least 60 patients have been dosed in the Phase 3 clinical trial of BOT/BAL for the neoadjuvant treatment of colon cancer (the “ROBBIN” trial).

The Series B Warrants are exercisable immediately and expire upon the earliest of (i) the fifth anniversary of the closing date of the Private Placement, (ii) the date that is 30 days following the day on which the Company publicly discloses, by press release or Current Report on Form 8-K, pathologic response data for at least 50 patients dosed with BOT plus BAL in the ROBBIN trial and (iii) unless the holder shall at such time have exercised in full the Series A Warrant held by such holder, 12:01 a.m. (New York City time) on the date immediately following the expiration date of the Series A Warrants.

Exercise of the Series A Warrants and Series B Warrants is at the discretion of the holders. No assurance can be given that any such warrants will be exercised or that the Company will receive any additional proceeds from them. The Series A Warrants and Series B Warrants are equity-classified.

BATTMAN Discontinuation and the Initiation of the ROBBIN Trial

In connection with its strategic prioritization of neoadjuvant BOT/BAL in MSS colon cancer, the Company discontinued its planned future financial contribution to BATTMAN, the Phase 3 study sponsored by the Canadian Cancer Trials Group (CCTG) evaluating BOT/BAL in refractory MSS/pMMR metastatic colorectal cancer. Agenus was one of the study's funding sources and supplied BOT/BAL, while CCTG served as the study sponsor and conducted the trial. Following Agenus's funding decision, CCTG formally terminated the study. The decision reflected financing and development priorities and was not driven by enrollment performance, efficacy or safety findings, or an interim analysis.

The Company will continue to support BOT/BAL treatment for patients previously enrolled in BATTMAN where medically appropriate and permitted under applicable requirements. The Company has established physician-led compassionate access pathways in Canada, Australia and New Zealand, which will remain open to new physician requests through December 31, 2026.

In addition, the Company announced a planned registrational Phase 3 trial (ROBBIN) of neoadjuvant BOT/BAL for high-risk Stage II and Stage III MSS colon cancer.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

Overview

Agenus is a clinical-stage biotechnology company focused on discovering and developing immunotherapies for cancer and infectious disease

Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is BOT, a multifunctional, Fc-enhanced anti-CTLA-4 antibody, alone and in combination with BAL, a fully human monoclonal IgG4 anti-PD-1 antibody. BOT is designed to prime and activate T cells, downregulate intratumoral regulatory T cells, activate myeloid cells and induce long-term memory responses, with the goal of extending immunotherapy benefit to “cold” tumors that generally respond poorly to standard of care and to conventional PD-1 and CTLA-4 therapies. BAL is designed to block PD-1 from interacting with PD-L1 and PD-L2. BOT/BAL is investigational and has not been approved by the U.S. Food and Drug Administration (the “FDA”) or authorized for commercial sale in the European Union or any other jurisdiction.

We also maintain select clinical-stage immuno-oncology assets that may be used as standalone agents or as complements to BOT/BAL. Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK"), with an approximate fair value of $25.5 million as of June 30, 2026, and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx"). Our common stock is listed on The Nasdaq Capital Market under the symbol "AGEN."

The six months ended June 30, 2026 and the period shortly thereafter included several developments that materially advanced our strategic priorities: the closing of the strategic collaboration with Zydus Lifesciences Ltd. and the Company meeting the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026; the conclusion of the SEC’s investigation as to the Company; the dismissal of the related putative securities class action; continued expansion of physician engagement through regulatory-authorized access pathways and the appointment of an exclusive global access distribution partner; the announcement of ROBBIN, our planned registrational Phase 3 trial of neoadjuvant BOT/BAL in high-risk Stage II and Stage III MSS colon cancer, together with the discontinuation of our financial support for the CCTG-sponsored BATTMAN Phase 3 study in late-line metastatic MSS colorectal cancer and the closing of a private placement providing approximately $85.0 million in upfront gross proceeds, before the deduction of placement expenses, and up to an additional $255.0 million upon the full exercise of the accompanying purchase warrants.

Strategic Prioritization of Neoadjuvant BOT/BAL in MSS Colon Cancer

On July 13, 2026, in connection with the Private Placement, the Company announced that it will conduct, and that the net proceeds of the Private Placement are expected to support, a strategic prioritization of BOT/BAL for the neoadjuvant treatment of microsatellite-stable (“MSS”) colon cancer, including the advancement of ROBBIN. High-risk Stage II and Stage III MSS colon cancer affects an estimated 38,000 patients annually in the United States and more than 200,000 patients worldwide, representing an estimated U.S. addressable annual sales opportunity of more than $7 billion, with no new curative-intent therapies approved in more than 20 years. The addressable opportunity is a Company estimate based on third-party epidemiology data and internal assumptions regarding pricing and market penetration, and actual results may differ materially.

ROBBIN is a planned global randomized Phase 3 trial evaluating neoadjuvant BOT/BAL followed by standard of care versus standard of care alone in previously untreated high-risk Stage II and Stage III MSS colon cancer. The ROBBIN trial will enroll 850 patients, randomized 1:1, with event free survival (“EFS”) as its primary endpoint. Following interactions with the FDA, key elements of the proposed ROBBIN Phase 3 trial design, including patient population, experimental regimen, control arm, primary endpoint, and interim analysis plan, have been informed by FDA feedback.

Anticipated ROBBIN milestones are as follows:

a)
First patient dosed: anticipated in the first quarter of 2027
b)
Interim pathologic response data: anticipated in the second half of 2027
c)
Interim analysis of EFS: anticipated in the second half of 2029
d)
Final analysis of EFS: anticipated in the second half of 2030

The clinical rationale for ROBBIN is derived from NEST and UNICORN, two independent investigator-sponsored Phase 2 studies evaluating neoadjuvant BOT/BAL in MSS colorectal cancer. Across those studies, BOT/BAL produced pathologic response in approximately 60% to 70% of patients, major pathologic response in approximately 35% to 40% of patients, and pathologic complete response in approximately 30% of patients. Deep pathologic responses in the neoadjuvant setting are positively correlated with event-free survival in many tumor types, including MSS colon cancer. With median follow-up of approximately 9 to 18 months, all treated patients remained disease free, and circulating tumor DNA clearance was observed during treatment. NEST and UNICORN were small studies. Neither included a comparison arm, and neither was designed to determine whether BOT/BAL reduces the risk of recurrence. ROBBIN is intended to address that question. Further details from both studies are anticipated to be published in the second half of 2026.

In connection with this prioritization, Agenus discontinued financial support for the BATTMAN Phase 3 study in late-line metastatic MSS colorectal cancer, after which CCTG formally terminated the study. See Note U.

Regulatory Strategy in Metastatic Disease

Refractory MSS metastatic colorectal cancer without active liver metastases remains our lead regulatory development focus in the metastatic setting. Based on existing data, we intend during 2026 to seek Accelerated Approval in the United States and Conditional Marketing Authorization in the European Union for BOT/BAL in that indication. There can be no assurance that either submission will be made on the anticipated timeline, that either will be accepted for review, or that either will result in approval or authorization, and the requirements applicable to each pathway, including any requirement for a confirmatory trial, are subject to the discretion of the applicable regulatory authority.

Clinical Data

At the European Society for Medical Oncology Gastrointestinal Cancers Congress in July 2026, follow-up from the fully enrolled 123-patient Phase 1b cohort in refractory MSS metastatic colorectal cancer without active liver metastases showed median overall survival of 21.2 months and three-year overall survival of 33%. Median duration of response was not reached, and 17% of patients were alive and off all systemic cancer therapy at last follow-up. Extended follow-up identified no new safety signals and no treatment-related deaths. Treatment-related immune-mediated diarrhea or colitis, the most common immune-mediated adverse event, resolved in 98% of affected patients. Data reported during the quarter also showed activity in checkpoint-refractory melanoma and in hepatocellular carcinoma following prior immunotherapy.

Previously reported data include the following. In our randomized Phase 2 trial reported at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium in January 2025, the BOT 75 mg plus BAL regimen achieved a 19% objective response rate and a 55% disease control rate in heavily pretreated patients with refractory MSS metastatic colorectal cancer without active liver metastases, with no objective responses observed in the control arm. Pan-tumor data from more than 400 heavily pretreated patients in the Phase 1b C-800-01 study, presented in October 2025, showed approximately 39% two-year overall survival and median overall survival of 17.2 months across multiple tumor types. Sarcoma data published in the Journal of Clinical Oncology in January 2025 (n=52) showed a 19.2% overall response rate, with 27.8% in angiosarcoma. Ovarian cancer data published in the Journal for ImmunoTherapy of Cancer in December 2025 showed a 23% overall response rate and 14.8 months median overall survival in heavily pretreated patients.

BOT, alone and in combination with BAL, has been evaluated in approximately 1,300 patients across more than 60 centers worldwide and across nine tumor types, including colorectal cancer, sarcoma, non-small cell lung cancer, hepatocellular cancer, pancreatic cancer, melanoma, ovarian cancer and triple-negative breast cancer.

Patient Access Programs

In France, BOT/BAL is available under the national Autorisation d'Accès Compassionnel ("AAC") framework for eligible patients in MSS metastatic colorectal cancer without active liver metastases (added September 2025), platinum-resistant or platinum-refractory ovarian cancer (added January 2026), and certain advanced soft-tissue sarcomas (added January 2026). Treatment under the AAC framework is reimbursed through the French national health system. Outside France, BOT/BAL may be available in select countries through paid named-patient programs initiated by treating physicians and governed by local regulations and national reimbursement or coverage frameworks. In April 2026, we named BAP Pharma as our global distribution partner to support BOT/BAL access programs end-to-end, including request coordination, regulatory navigation, distribution logistics and payment processing. These programs are physician-driven and are not promotional. They do not constitute marketing approval, may be modified or discontinued by applicable authorities, and do not assure future regulatory approvals.

Zydus Collaboration

In January 2026, we closed the strategic collaboration with Zydus Lifesciences Ltd. ("Zydus"), under which we sold our Emeryville and Berkeley biologics manufacturing facilities and received $91.0 million in cash consideration at closing, comprising $75.0 million for the facilities and a $16.0 million equity investment in Agenus common stock. The collaboration also includes an exclusive license for Zydus to develop and commercialize BOT and BAL in India and Sri Lanka, with Agenus eligible to receive royalties on net sales in those territories, and provides for up to $50.0 million in additional contingent payments tied to BOT and BAL production orders restricted to services provided to us by Zydus. In March 2026, the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026, were met based on contracted work orders for BOT/BAL chemistry, manufacturing and controls and production activities. The Zydus collaboration secures dedicated, long-term U.S. biologics manufacturing capacity to support clinical development, authorized access programs and potential future commercial supply. See Note R to our Condensed Consolidated Financial Statements for additional information.

Legal Proceedings

On May 4, 2026, the U.S. Securities and Exchange Commission informed the Company that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. On March 24, 2026, the U.S. District Court for the District of Massachusetts granted the Company's motion to dismiss the related putative securities class action in its entirety. The lead plaintiff has appealed to the U.S. Court of Appeals for the First Circuit, and briefing in the appeal commenced in June 2026. See Note S to our Condensed Consolidated Financial Statements and Part II, Item 1 (Legal Proceedings) for additional information.

Our strategy is to focus capital on execution of programs that we believe have the clearest path to meaningful clinical and commercial value, led by BOT/BAL in colorectal and colon cancer and selected other tumor types. We maintain manufacturing flexibility through strategic collaborations, with an emphasis on our Zydus collaboration. Our internal discovery and translational platforms support target identification, antibody generation, biomarker analysis and candidate selection, and have supported development of agents directed to CTLA-4, PD-1, CD137, CD73/TGF-beta, ILT2, LAG-3, TIM-3 and TIGIT, all of which remain proprietary assets of Agenus.

Historical Results of Operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $6.4 million during the three months ended June 30, 2026, representing sales of BOT/BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $3.3 million, to approximately $28.1 million for the three months ended June 30, 2026, from $24.8 million for the three months ended June 30, 2025, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 45% to $14.8 million for the three months ended June 30, 2026 from $26.7 million for the three months ended June 30, 2025. The decreased expenses in the three months ended June 30, 2026 primarily relate to a $4.5 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026, a $3.1 million decrease in other research and development expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $4.3 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 45% to $8.5 million for the three months ended June 30, 2026 from $15.5 million for the three months ended June 30, 2025. The decreased expenses in the three months ended June 30, 2026 primarily relate to a $1.1 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026 partially offset by an increase in share-based compensation expense, a $1.4 million decrease in professional fees, mainly due to a decrease in external legal expenses, a $1.9 million decrease other general and administrative expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $2.8 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $2.5 million for the three months ended June 30, 2026, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Interest expense, net

Interest expense, net increased to approximately $15.2 million for the three months ended June 30, 2026 from $13.3 million for the three months ended June 30, 2025, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to increased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant and an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $11.0 million during the six months ended June 30, 2026, representing sales of BOT/BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $8.9 million, to approximately $57.3 million for the six months ended June 30, 2026, from $48.4 million for the six months ended June 30, 2025, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 45% to $26.6 million for the six months ended June 30, 2026 from $48.2 million for the six months ended June 30, 2025. The decreased expenses in the six months ended June 30, 2026 primarily relate to a 1.9 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs and clinical trials, a $7.9 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026, a $5.6 million decrease in other research and development expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $6.3 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 51% to $15.3 million for the six months ended June 30, 2026 from $31.2million for the six months ended June 30, 2025. The decreased expenses in the six months ended June 30, 2026 primarily relate to a $4.3 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026 and a decrease in share-based compensation expense, a $3.4 million decrease in professional fees, mainly due to a decrease in external legal expenses, a $3.5 million decrease other general and administrative expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $4.9 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $1.2 million for the six months ended June 30, 2026, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Gain on Zydus asset sale

The $40.4 million gain recognized at the closing of the Zydus transactions in January 2026 represents the total gain recognized from the Zydus Asset Purchase Agreement and Securities Purchase Agreement. This gain is not expected to recur. Refer to Note R to our Condensed Consolidated Financial Statements for additional detail.

Interest expense, net

Interest expense, net increased to approximately $29.9 million for the six months ended June 30, 2026 from $26.1 million for the six months ended June 30, 2025, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to increased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant and an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the six months ended June 30, 2026, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Six Months Ended June 30,	Year Ended December 31,
Research and Development Program	Product	2026	2025	2024	2023
Antibody programs	Various	$18,491	$55,493	$113,135	$178,445
Vaccine adjuvant	STIMULON cpcQS-21	158	1,638	1,844	10,296
Cell therapies	Various	—	3,282	7,558	16,283
Other research and development programs	Various	7,932	18,925	32,991	29,545
Total research and development expenses		$26,581	$79,338	$155,528	$234,569

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.1 billion as of June 30, 2026. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through June 30, 2026, we have raised aggregate net proceeds of approximately $2.08 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

Cash Position and Outstanding Debt

We had cash and cash equivalents of $18.7 million as of June 30, 2026, compared with $3.0 million as of December 31, 2025. That balance excludes the $7.6 million held in escrow under the Zydus agreements, including $0.1 million of accrued interest, and excludes outstanding receivables under our early access programs, which we expect to collect during the third quarter of 2026. As of June 30, 2026, we had debt outstanding of $30.4 million in principal, of which $24.75 million is due November 2026 and $5.1 million is due January 2027. See Note G.

Sources of Capital

During the six months ended June 30, 2026, MiNK repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus under which we received $91.0 million of consideration, subject to adjustments for reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. See Note R.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 3.9 million shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2026 and received aggregate net proceeds totaling $15.1 million.

We have incurred significant losses since our inception in 1994. As of June 30, 2026, we had an accumulated deficit of $2.1 billion.

The Private Placement closed on July 15, 2026 and provided approximately $85.0 million in upfront gross proceeds, before deducting Private Placement expenses. The accompanying Series A Warrants and Series B Warrants, if exercised in full, would provide up to an additional $255.0 million in gross proceeds. The Series A Warrants expire upon the earlier of the fifth anniversary of the closing date and 30 days following the Company’s public disclosure that at least 60 patients have been dosed in ROBBIN. The Series B Warrants expire upon the earliest of the fifth anniversary of the closing date, 30 days following the Company’s public disclosure of pathologic response data for at least 50 patients dosed in ROBBIN, and, unless the holder has by that time exercised its Series A Warrant in full, immediately following the expiration date of the Series A Warrants. Exercise of the warrants is at the discretion of the holders, and no assurance can be given that the Company will receive any additional warrant proceeds. See Note U.

Funding Outlook and Going Concern

Based on our current operating plan and projections, including scheduled debt payments in the look-forward period (the majority of which is secured by certain real estate properties), we believe our existing cash and cash equivalents, together with the net proceeds from the Private Placement, are expected to fund operations and capital expenditure requirements into the third quarter of 2027, assuming no exercise of the Series A or Series B Warrants. That plan reflects anticipated revenues from our early access programs and scheduled debt payments in the look-forward period. If all such warrants are exercised for cash, the Company expects these resources to fund operations through year-end 2031. Advancing our planned registration and commercialization strategy for BOT/BAL, and funding the Company through achievement of profitability, will require additional capital.

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

Contractual Commitments

Our operating expenses for the six months ended June 30, 2026, include cash and non-cash expenses. Non-cash expenses for the period include share-based compensation expense, depreciation and amortization expense and certain other non-cash items. Operating expenses in the first quarter also included expenses associated with our manufacturing facilities in the period before the facilities were sold to Zydus and costs incurred for services provided by Zydus that will be settled through the first contingent payment under the Zydus Purchase Agreement.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $690.7 million over the term of the related activities. Through June 30, 2026, we have expensed $630.5 million as research and development expenses and $593.4 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs, including ROBBIN.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $67.2 million and $45.8 million, respectively. Net cash used in operating activities increased principally because of working-capital changes, including a $24.0 million reduction in accounts payable and a $12.9 million increase in accounts receivable, including receivables associated with our early access programs. These outflows more than offset the benefit of the reduced operating-expense base during the period.

Net cash provided by investing activities for the six months ended June 30, 2026 was $69.2 million, driven principally by $63.9 million of net proceeds from the Zydus asset sale and $5.0 million from the repayment of the MiNK related party note.

Net cash provided by financing activities for the six months ended June 30, 2026 was $13.7 million, consisting principally of $15.1 million of net proceeds from at-the-market sales of common stock and $6.4 million of net proceeds from the sale of common stock under the Zynext SPA, partially offset by $8.4 million of debt repayment.

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

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a level that provides reasonable assurance. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls is designed to provide reasonable, but not absolute, assurance that the system will achieve its stated goals under all reasonably foreseeable circumstances.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2026, the U.S. District Court for the District of Massachusetts (the "Court") granted the Company's motion to dismiss the putative securities class action captioned In re Agenus Inc. Securities Litigation, No. 1:24-cv-12299, in its entirety, ruling in favor of the Company and the individual defendants, and denied the lead plaintiff's request for leave to amend his complaint. The action was originally filed in September 2024 against the Company and certain of its executives and directors. The amended complaint, filed February 7, 2025 by the court-appointed lead plaintiff, alleged that Agenus, three of its current officers, and one member of its advisory board violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to the efficacy and commercial prospects of BOT and BAL. The lead plaintiff sought to represent all persons who purchased or otherwise acquired Agenus securities between January 23, 2023 and July 17, 2024, and sought damages, interest, and an award of costs, including attorneys' fees.

The lead plaintiff has appealed the Court's order to the U.S. Court of Appeals for the First Circuit in the matter captioned Olsen v. Agenus, Inc., et al., No. 26-01421. Briefing in the appeal commenced in June 2026, and the lead plaintiff contends that the Court erred as a matter of law in dismissing the claims against the Company and Garo Armen. The Company intends to vigorously defend the Court's dismissal order.

The Company has also been served with four derivative actions filed in the Court between November 2024 and January 2025 by purported stockholders. These actions name certain of the Company's executives and directors and allege that defendants made false or misleading statements and omissions of material fact related to the efficacy and commercial prospects of BOT and BAL. Plaintiffs seek an award of damages and an order directing the Company to reform and improve its corporate governance and internal procedures. On May 2, 2025, the Court consolidated the four actions in Case No. 1:24-cv-12823 and stayed all deadlines pending future developments in the securities class action. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome in these consolidated actions.

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

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

Date:	August 7, 2026	AGENUS INC.

/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D. Chairman and Chief Executive Officer (Principal Executive and Financial Officer)