Form 10-Q
period 2026-09-30
AGENUS INC
filed 2026-11-05
CIK 1098972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares outstanding of the issuer’s Common Stock as of November 3, 2026: 45,246,510 shares.

Agenus Inc.

Nine Months Ended September 30, 2026

Table of Contents

		Page
PART I
ITEM 1.	Financial Statements:	2
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31

PART II
ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
	Signatures	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$66,936	$2,998
Short-term investments	20,000	—
Zydus agreements escrow receivable (Note R)	7,645	—
Zydus agreements contract assets (Note R)	32,027	—
Accounts receivable	17,076	1,831
Prepaid expenses	2,569	785
Related party note receivable from MiNK Therapeutics, Inc.	—	5,179
Assets held for sale	—	121,554
Other current assets	2,056	1,089
Total current assets	148,309	133,436
Property, plant and equipment, net of accumulated amortization and depreciation of $48,388 and $47,468 at September 30, 2026 and December 31, 2025, respectively	13,889	15,470
Operating lease right-of-use assets	6,949	7,744
Goodwill	24,092	24,092
Acquired intangible assets, net of accumulated amortization of $17,560 and $17,325 at September 30, 2026 and December 31, 2025, respectively	2,802	3,037
Equity method investment in MiNK Therapeutics, Inc.	27,325	24,277
Due from related party (MiNK Therapeutics, Inc.)	16,319	15,435
Other long-term assets	5,861	3,307
Total assets	$245,546	$226,798
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Short-term debt	$5,353	$44,655
Current portion, liability related to sale of future royalties and milestones (Note H)	118,474	109,323
Current portion, operating lease liabilities	950	1,034
Accounts payable	46,697	82,987
Accrued liabilities	31,754	34,223
Liabilities held for sale	—	50,738
Other current liabilities	463	529
Total current liabilities	203,691	323,489
Long-term debt	24,429	—
Liability related to sale of future royalties and milestones, net of current portion (Note H)	119,456	169,660
Deferred revenue	1,143	1,143
Operating lease liabilities, net of current portion	8,732	10,108
Other long-term liabilities	247	259
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized:
Series A-1 convertible preferred stock; 31,620 shares designated, issued, and outstanding at September 30, 2026 and December 31, 2025; liquidation value of $34,480 at September 30, 2026	—	—
Common stock, par value $0.01 per share; 800,000,000 shares authorized; 45,208,556 and 35,320,397 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	452	353
Additional paid-in capital	2,036,041	1,911,740
Accumulated other comprehensive loss	(506)	(439)
Accumulated deficit	(2,141,355)	(2,182,765)
Total stockholders’ deficit attributable to Agenus Inc.	(105,368)	(271,111)
Non-controlling interest	(6,784)	(6,750)
Total stockholders’ deficit	(112,152)	(277,861)
Total liabilities and stockholders’ deficit	$245,546	$226,798

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Research and development	$—	$1,087	$—	$1,421
Pre-commercial product revenue	6,078	—	17,041	—
Service revenue	—	—	—	1,036
Non-cash royalty revenue related to the sale of future royalties (Note H)	25,410	29,148	82,701	77,535
Total revenues	31,488	30,235	99,742	79,992
Operating expenses:
Cost of revenue	—	(642)	—	(1,022)
Research and development	(11,646)	(23,596)	(38,227)	(71,827)
General and administrative	(8,434)	(10,860)	(23,761)	(42,097)
Fair value adjustments	—	318	—	387
Total operating expenses	(20,080)	(34,780)	(61,988)	(114,559)
Operating income (loss)	11,408	(4,545)	37,754	(34,567)
Other income (expense):
Non-operating income (expense)	3,962	(19,298)	4,609	(19,574)
Gain from deconsolidation of MiNK Therapeutics, Inc.	—	100,924	—	100,924
MiNK Therapeutics, Inc. equity method investment fair value adjustment	1,872	—	3,048	—
Gain on Zydus asset sale	—	—	40,379	—
Interest expense, net	(14,517)	(13,170)	(44,428)	(39,254)
Net income	2,725	63,911	41,362	7,529
Dividends on Series A-1 convertible preferred stock	(54)	(54)	(163)	(162)
Less: net loss attributable to non-controlling interest	(9)	(3)	(46)	(3,164)
Less: allocation of undistributed earnings to participating securities	(1,158)	—	(10,388)	—
Net income attributable to Agenus Inc. common stockholders	$1,522	$63,860	$30,857	$10,531
Per common share data:
Net income attributable to Agenus Inc. common stockholders:
Basic	$0.02	$2.00	$0.65	$0.37
Diluted	$0.02	$1.94	$0.60	$0.37
Weighted average number of Agenus Inc. common shares outstanding:
Basic	62,648	31,886	47,400	28,184
Diluted	83,268	32,858	51,249	28,264

Other comprehensive loss:
Foreign currency translation loss	$(56)	$(56)	$(67)	$(162)
Other comprehensive loss	(56)	(56)	(67)	(162)
Comprehensive income	$2,624	$63,804	$41,178	$10,369

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2025	32	$—	35,320	$353	$1,911,740	—	$—	$(439)	$(6,750)	$(2,182,765)	(277,861)
Net income	—	—	—	—	—	—	—	—	(20)	39,226	39,206
Other comprehensive income	—	—	—	—	—	—	—	2	—	—	2
Share-based compensation	—	—	—	—	766	—	—	—	8	—	774
Shares sold to Zynext Ventures USA LLC, net of issuance costs	—	—	2,133	21	6,402	—	—	—	—	—	6,423
Shares sold at the market	—	—	284	3	993	—	—	—	—	—	996
Payment of CEO payroll in shares	—	—	27	—	88	—	—	—	—	—	88
Modification of warrants	—	—	—	—	435	—	—	—	—	—	435
Issuance of shares for services	—	—	418	4	1,390	—	—	—	—	—	1,394
Issuance of shares in connection with debt agreement	—	—	141	2	439	—	—	—	—	—	441
Vesting of nonvested shares	—	—	158	2	(2)	—	—	—	—	—	—
Employee share purchases	—	—	21	—	55	—	—	—	—	—	55
Issuance of shares for employee salaries	—	—	28	—	91	(8)	(27)	—	—	—	64
Retirement of treasury shares related to employee withholding	—	—	(8)	—	(27)	8	27	—	—	—	—
Balance at March 31, 2026	32	$—	38,522	$385	$1,922,370	—	$—	$(437)	$(6,762)	$(2,143,539)	$(227,983)
Net loss	—	—	—	—	—	—	—	—	(17)	(550)	(567)
Other comprehensive loss	—	—	—	—	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	6,971	—	—	—	4	—	6,975
Shares sold at the market	—	—	3,649	37	14,058	—	—	—	—	—	14,095
Payment of CEO payroll in shares	—	—	32	—	113	—	—	—	—	—	113
Modification of warrants	—	—	—	—	171	—	—	—	—	—	171
Issuance of shares for services	—	—	56	2	232	—	—	—	—	—	234
Issuance of shares in connection with debt agreement	—	—	113	1	401	—	—	—	—	—	402
Exercise of stock options	—	—	226	2	642	—	—	—	—	—	644
Issuance of shares for employee salaries	—	—	25	—	106	(7)	(27)	—	—	—	79
Retirement of treasury shares related to employee withholding	—	—	(7)	—	(27)	7	27	—	—	—	—
Balance at June 30, 2026	32	$—	42,616	$427	$1,945,037	—	$—	$(450)	$(6,775)	$(2,144,089)	$(205,850)
Net income	—	—	—	—	—	—	—	—	(9)	2,734	2,725
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	—	(56)
Share-based compensation	—	—	—	—	2,825	—	—	—	—	—	2,825
Issuance of common stock, pre-funded warrants, Series A Warrants, and Series B Warrants in connection with Securities Purchase Agreement	—	—	1,626	16	84,770	—	—	—	—	—	84,786
Payment of CEO payroll in shares	—	—	5	—	16	—	—	—	—	—	16
Issuance of shares for services	—	—	16	—	30	—	—	—	—	—	30
Issuance of shares in connection with debt agreement	—	—	118	1	525	—	—	—	—	—	526
Vesting of nonvested shares	—	—	3	—	—	—	—	—	—	—	—
Employee share purchases	—	—	8	—	21	—	—	—	—	—	21
Exercise of stock options	—	—	783	8	2,714	—	—	—	—	—	2,722
Exercise of warrants	—	—	23	—	73	—	—	—	—	—	73
Issuance of shares for employee salaries	—	—	14	—	45	(3)	(15)	—	—	—	30
Retirement of treasury shares	—	—	(3)	—	(15)	3	15	—	—	—	—
Balance at September 30, 2026	32	$—	45,209	$452	$2,036,041	—	$—	$(506)	$(6,784)	$(2,141,355)	$(112,152)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(Amounts in thousands)

	Series A-1
	Convertible
	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Accumulated Deficit	Total
Balance at December 31, 2024	32	$0	23,635	$236	$1,857,662	—	$—	$(1,398)	$19,956	$(2,182,880)	$(306,424)
Net loss	—	—	—	—	—	—	—	—	(1,104)	(25,266)	(26,370)
Other comprehensive loss	—	—	—	—	—	—	—	(70)	—	—	(70)
Share-based compensation	—	—	—	—	2,587	—	—	—	597	—	3,184
Shares sold at the market	—	—	2,783	28	6,315	—	—	—	—	—	6,343
Payment of CEO payroll in shares	—	—	33	1	88	—	—	—	—	—	89
Issuance of warrants	—	—	—	—	398	—	—	—	—	—	398
Issuance of shares for services	—	—	11	—	39	—	—	—	—	—	39
Issuance of shares in connection with debt agreement	—	—	66	1	219	—	—	—	—	—	220
Vesting of nonvested shares	—	—	1	—	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	—	—	18	—	43	—	—	—	1	—	44
Issuance of shares for employee salaries	—	—	24	—	171	(8)	(22)	—	—	—	149
Retirement of treasury shares related to employee withholding	—	—	(8)	—	(22)	8	22	—	—	—	—
Balance at March 31, 2025	32	$0	26,563	$266	$1,867,500	—	$—	$(1,468)	$19,450	$(2,208,146)	$(322,398)
Net loss	—	—	—	—	—	—	—	—	(2,057)	(27,955)	(30,012)
Other comprehensive loss	—	—	—	—	—	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	2,438	—	—	—	900	—	3,338
Shares sold at the market	—	—	3,136	31	12,186	—	—	—	—	—	12,217
Payment of CEO payroll in shares	—	—	40	—	114	—	—	—	—	—	114
Issuance of shares for services	—	—	9	—	26	—	—	—	—	—	26
Issuance of shares in connection with debt agreement	—	—	179	2	402	—	—	—	—	—	404
Vesting of nonvested shares	—	—	15	—	—	—	—	—	—	—	—
Issuance of shares for employee salaries	—	—	91	1	103	(29)	(65)	—	—	—	39
Retirement of treasury shares	—	—	(29)	—	(65)	29	65	—	—	—	—
Balance at June 30, 2025	32	$0	30,004	$300	$1,882,704	—	$—	$(1,504)	$18,293	$(2,236,101)	$(336,308)
Net income	—	—	—	—	—	—	—	—	(3)	63,914	63,911
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	—	(56)
Share-based compensation	—	—	—	—	2,792	—	—	—	16	—	2,808
Shares sold at the market	—	—	1,654	17	8,949	—	—	—	—	—	8,966
Payment of CEO payroll in shares	—	—	20	—	98	—	—	—	—	—	98
Issuance of shares for services	—	—	86	1	335	—	—	—	—	—	336
Issuance of shares in connection with debt agreement	—	—	74	1	371	—	—	—	—	—	372
Deconsolidation of a subsidiary	—	—	—		—	—	—	—	(25,037)	—	(25,037)
Vesting of nonvested shares	—	—	59	1	(1)	—	—	—	—	—	—
Employee share purchases	—	—	30	—	78	—	—	—	—	—	78
Issuance of shares for certain employee bonuses	—	—	1,353	14	6,034	(466)	(2,084)	—	—	—	3,964
Retirement of treasury shares	—	—	(466)	(5)	(2,079)	466	2,084	—	—	—	—
Balance at September 30, 2025	32	$0	32,814	$329	$1,899,281	—	$—	$(1,560)	$(6,731)	$(2,172,187)	$(280,868)

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$41,362	$7,529
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,613	9,402
Share-based compensation	7,646	10,309
Non-cash royalty revenue	(82,701)	(77,535)
Non-cash interest expense	43,866	38,666
Loss (gain) on sale or disposal of assets, net	(78)	936
Gain from deconsolidation of MiNK Therapeutics, Inc.	—	(100,924)
Unrealized (gain) loss on long-term investments	(6,466)	20,096
Gain on Zydus asset sale	(40,379)	—
Other, net	2,441	(200)
Changes in operating assets and liabilities:
Accounts receivable	(15,245)	(49)
Prepaid expenses	(1,785)	1,160
Accounts payable	(36,267)	26,840
Deferred revenue	—	1
Accrued liabilities and other current liabilities	1,375	13,435
Other operating assets and liabilities	(2,626)	(10,243)
Net cash used in operating activities	(87,244)	(60,577)
Cash flows from investing activities:
Purchases of plant and equipment	—	(6)
Proceeds from sale of plant and equipment	268	358
Proceeds from Zydus asset sale, net	63,917	—
Proceeds from repayment of MiNK related party note	5,000	—
Purchases of short-term investments	(20,000)	—
Proceeds from sale of long-term investment	157	62
Net cash provided by investing activities	49,342	414
Cash flows from financing activities:
Net proceeds from sale of equity	15,091	27,525
Net proceeds from equity sold under Zynext SPA, net	6,423	—
Proceeds from Private Placement, net of issuance costs	84,786	—
Proceeds from employee stock purchases and option exercises	3,443	122
Proceeds from warrant exercises	73	—
Proceeds from the issuance of long-term debt, net	—	2,500
Impact of cash resulting from deconsolidation of a subsidiary	—	(1,682)
Purchase of treasury shares to satisfy tax withholdings	(69)	(87)
Payment of long-term debt	(8,413)	(2,500)
Payment of finance lease obligation	(84)	(4,659)
Net cash provided by financing activities	101,250	21,219
Effect of exchange rate changes on cash	(92)	43
Net increase (decrease) in cash, cash equivalents and restricted cash	63,256	(38,901)
Cash, cash equivalents and restricted cash, beginning of period	4,710	44,071
Cash, cash equivalents and restricted cash, end of period	$67,966	$5,170
Supplemental cash flow information:
Cash paid for interest	$1,238	$903
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$522	$552
Issuance of stock options for payment of certain employee bonuses	$3,820	$—
Issuance of common stock, $0.01 par value, for payment of certain employee bonuses	$—	$3,964
Lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$107
Lease right-of-use assets obtained in exchange for new finance lease liabilities	$—	$10,737

See accompanying notes to unaudited condensed consolidated financial statements.

AGENUS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Our discovery platforms, antibody programs, STIMULON cpcQS-21 adjuvant platform and the allogeneic invariant natural killer T-Cell pipeline controlled by MiNK are described in Item 2 of this report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Following our strategic realignment announced in December 2024, we prioritized the BOT and BAL programs and temporarily paused certain non-core preclinical and clinical activities while we evaluate partnering and targeted funding opportunities.

Liquidity and Going Concern:

We have incurred significant losses since our inception in 1994. As of September 30, 2026, we had an accumulated deficit of $2.1 billion.

During the nine months ended September 30, 2026, we materially strengthened our liquidity position. MiNK repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus Lifesciences Ltd ("Zydus") and its affiliates, under which we received $91.0 million of consideration, subject to certain adjustments. These adjustments include reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow, which is to be released in accordance with the predefined parameters set forth in the Zydus agreements. See Note R for further discussion of the proceeds received in connection with the Zydus closing.

On July 15, 2026, we closed a private placement (the "Private Placement") with certain institutional and other accredited investors (each, a "Purchaser" and collectively, the "Purchasers"). The Company agreed to issue and sell (i) 1,626,015 shares of the Company’s common stock, (ii) 21,409,212 pre-funded warrants, (iii) accompanying Series A purchase warrants to purchase 21,144,277 shares of common stock and (iv) accompanying Series B purchase warrants to purchase 33,797,214 shares of common stock. The aggregate gross proceeds received upfront was approximately $85.0 million, before deducting placement expenses, with up to an additional $255.0 million in gross proceeds upon exercise of the Series A Warrants and Series B Warrants, assuming the exercise in full of such warrants. Exercise of the warrants is at the discretion of the holders and no assurance can be given that the Company will receive any warrant proceeds. See Note N for the terms of the private placement, including the exercise prices of the warrants and the milestone-based provisions governing their expiration.

As of September 30, 2026, we had cash and cash equivalents of $66.9 million, compared with $3.0 million as of December 31, 2025. The September 30, 2026 cash balance excludes the $7.6 million held in escrow under the Zydus agreements, including $0.1 million of accrued interest, which is releasable to the Company in accordance with the predefined provisions of those agreements, and does not reflect outstanding receivables under our early access programs for BOT/BAL — including France’s Autorisation d’Accès Compassionnel (“AAC”) framework and paid named patient programs in other jurisdictions where permitted — under which we have received $5.9 million during the third quarter of 2026 and we expect to receive the remaining balance, net of accrued rebates, of $11.8 million.

Based on our current operating plan and projections, our existing cash and cash equivalents, together with the net proceeds of the Private Placement, are expected to fund our operations and capital expenditure requirements through the third quarter of 2027, assuming no exercise of the Series A or Series B Warrants. These projections reflect anticipated revenues from our early access programs and scheduled debt payments in the look-forward period, the majority of which is secured by certain real estate properties. However, advancing our planned registration and commercialization strategy for BOT and BAL, and funding the company through achievement of profitability, will require additional capital.

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

Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of our management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of our financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to our consolidated financial statements and footnotes thereto included in our 2025 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Note B – Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note C – Net Income Per Share

The Company follows the two-class method when computing net income per share as the Company has issued instruments which meet the definition of participating securities. The two-class method determines net income for each class of common shares according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires net income for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all earnings for the period had been distributed.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amounts used for basic and diluted per share calculations:
Net income attributable to Agenus Inc. common stockholders	$1,522	$63,860	$30,857	$10,531

Weighted average number of Agenus Inc. common shares outstanding - basic	62,648	31,886	47,400	28,184

Effect of potentially dilutive securities:
Share based compensation awards	2,556	914	1,000	22
Warrants	18,063	58	2,850	58
Weighted average number of Agenus Inc. common shares outstanding - diluted	83,268	32,858	51,249	28,264

Net income attributable to Agenus Inc. per common share:
Basic	$0.02	$2.00	$0.65	$0.37
Diluted	$0.02	$1.94	$0.60	$0.37

Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding which includes common shares issuable under our Amended and Restated Directors’ Deferred Compensation Plan, or “DDCP” and the weighted average pre-funded warrants, which were issued in July 2026, for the purchase of shares of common stock, for which the remaining unfunded exercise price is $0.01 per share. See Note N for more information on the pre-funded warrants. Diluted income per common share is calculated by dividing income attributable to common stockholders by the weighted average number of common shares outstanding (including common shares issuable under our DDCP) plus the dilutive effect of outstanding instruments such as warrants, stock options, non-vested shares and convertible preferred stock. The following securities (listed on an as-if-converted-to-Common-Stock basis) have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2026 and 2025, as they would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	—	974	2,924	974
Stock options	9,828	4,429	11,385	5,125
Non-vested shares	35	74	35	90
Series A-1 convertible preferred stock	17	17	17	17

The Company's participating securities are comprised of the Series A and Series B Warrants issued in connection with the Private Placement, which contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.

Note D – Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$55,001	$55,001	$417	$417

As a result of the short-term nature of these investments, there were immaterial unrealized holding gains or losses for the three and nine months ended September 30, 2026 and 2025.

As of both September 30, 2026 and December 31, 2025, all of the investments listed above were classified as cash equivalents on our condensed consolidated balance sheets.

Note E – Acquired Intangible Assets

Acquired intangible assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(16,096)	$745
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,560)	$2,802

	As of December 31, 2025
	Amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	7-15 years	$16,841	$(15,861)	$980
Trademarks	4-4.5 years	882	(882)	—
Other	2-7 years	582	(582)	—
In-process research and development	Indefinite	2,057	—	2,057
Total		$20,362	$(17,325)	$3,037

The weighted average amortization period of our finite-lived intangible assets is 9 years. Amortization expense related to acquired intangibles is estimated at $0.1 million for the remainder of 2026, $0.3 million for the years ending December 31, 2027 and 2028, and $39,000 for the year ending December 31, 2029.

Note F – Investment in MiNK Therapeutics, Inc.

In July 2025, our ownership percentage of MiNK dropped below 50%, resulting in a loss of control. As a result, MiNK was deconsolidated in the quarter ended September 30, 2025. We retain the ability to exercise significant influence with ownership of approximately 43% as of September 30, 2026. In accordance with ASC 825, we have made the irrevocable election to measure our investment and all other eligible interest in MiNK at fair value.

All subsequent changes in fair value are reported as part of Non-operating income (expense) in our condensed consolidated statements of operations and comprehensive income. We continue to have involvement with MiNK, including providing services under an Amended and Restated Intercompany Services Agreement, and MiNK has been deemed a related party. Refer to Note P for further detail.

The fair value of our equity investment in MiNK at September 30, 2026 was $27.3 million. The total carrying value of our investment in MiNK at September 30, 2026, including the carrying value of the Due from related party receivable, was approximately $43.6 million.

Our investment in MiNK is considered a significant investee as the carrying value of our total investment is greater than 20% of our total consolidated asset balance. The following tables present summarized balance sheet information as of September 30, 2026 and summarized results of operations for the three and nine months ended September 30, 2026 (in thousands):

September 30, 2026
Current assets	$7,904
Non-current assets	339
Current liabilities	8,175
Non-current liabilities	16,319

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Net loss	$(2,552)	$(8,423)
Net loss attributable to Agenus	(1,089)	(3,594)

The summarized amounts presented above are provided solely to satisfy the disclosure requirements applicable to a significant investee. They are not recognized in our results of operations, which reflect the fair value option election described above.

Note G – Debt

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

Debt instrument	Principal at September 30, 2026	Unamortized Debt Discount	Balance at September 30, 2026
Current Portion:
2015 Subordinated Notes	$5,087	$(94)	$4,993
Debentures	146	—	146
Other	214	—	214
Long-term Portion:
Promissory Note	24,750	(321)	24,429
Total	$30,197	$(415)	$29,782

Debt instrument	Principal at December 31, 2025	Unamortized Debt Discount	Balance at December 31, 2025
Current Portion:
2015 Subordinated Notes	$10,500	$(147)	$10,353
Zydus Promissory Note	10,000	—	10,000
Debentures	146	—	146
Promissory Note	24,750	(698)	24,052
Other	104	—	104
Total	$45,500	$(845)	$44,655

As of September 30, 2026 and December 31, 2025, the principal amount of our outstanding debt balance was $30.2 million and $45.5 million, respectively.

Zydus Promissory Note

On January 15, 2026, in connection with the closing of the Zydus Asset Purchase Agreement, $7.0 million of the Zydus Promissory Note was forgiven and $3.0 million was repaid. In the nine months ended September 30, 2026, we recognized a $7.0 million gain on debt forgiveness that is included in the gain recognized on the closing of the Zydus transactions. Refer to Note R for more detail.

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
•
extended the expiration date of all 2022 A warrants to purchase shares of our common stock (the “A Warrants”) and 2022 B warrants to purchase shares of our common stock (the “B Warrants”) held by such noteholders to purchase a total of 97,500 shares of our common stock, each at an exercise price of $3.25, to June 25, 2031 (the “Amended A Warrants” and “Amended B Warrants”);
•
extended the expiration date of all 2025 C warrants to purchase shares of our common stock (the “C Warrants”) held by such noteholders to purchase a total of 67,500 shares of our common stock previously issued in 2025 to June 25, 2031 (the “Amended C Warrants”);

•
issued to certain noteholders new warrants to purchase 56,525 shares of our common stock to expire June 25, 2031, and have an exercise price of $3.25 per share, (the “D Warrants” and, together with the Amended A Warrants, the Amended B Warrants, and the Amended C Warrants, the “New Warrants”);
•
committed to registering the New Warrants with the Securities and Exchange Commission within ninety (90) days after June 29, 2026, which has been completed.

This Amendment was accounted for as a debt modification. As part of the Amendment, we recorded debt discount of approximately $0.2 million, representing the fair value of the new and modified warrants. This amount is presented net of the liability in our condensed consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Subordinated Notes.

Promissory Note

On August 12, 2026, the Company, through a subsidiary, amended its promissory note with Ocean 1181 LLC (the "Lender") to extend the maturity date of the outstanding principal balance of $24.8 million from November 30, 2026 to November 30, 2029 in exchange for an extension fee of $0.2 million. No other material terms of the promissory note were modified, including the applicable interest rate.

Note H – Liability Related to the Sale of Future Royalties and Milestones

The following table shows the activity within the liability account in the nine months ended September 30, 2026 (in thousands):

Period from December 31, 2025 to September 30, 2026
Liability related to sale of future royalties and milestones - beginning balance	$280,025
Non-cash royalty revenue	(82,701)
Non-cash interest expense recognized	41,552
Liability related to sale of future royalties and milestones - ending balance	238,876
Less: unamortized transaction costs	(946)
Liability related to sale of future royalties and milestones, net	$237,930

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

During the nine months ended September 30, 2026, we recognized $82.7 million of non-cash royalty revenue, and we recorded $26.0 million of related non-cash interest expense related to the HCR Royalty Purchase Agreement.

As royalties are remitted to HCR from GSK, the balance of the recorded liability will be effectively repaid over the life of the HCR Royalty Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future royalty payments to be received by HCR. The sum of these amounts less the $190.0 million proceeds we received will be recorded as interest expense over the life of the HCR Royalty Purchase Agreement. Periodically, we assess the estimated royalty payments to be paid to HCR from GSK, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. During the nine months ended September 30, 2026, our estimate of the effective annual interest rate over the remaining life of the agreement increased to 24.3%, which results in a life of contract interest rate of 24.2%.

Ligand Pharmaceuticals

In May 2024, we and certain wholly-owned subsidiaries, entered into a Purchase and Sale Agreement (the "Ligand Purchase Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"). Pursuant to the terms of the Ligand Purchase Agreement, Ligand will receive (i) 31.875% of the development, regulatory and commercial milestone payments we were then eligible to receive under our agreements with Bristol-Myers Squibb Company ("BMS"), UroGen Pharma Ltd., Gilead Sciences, Inc. ("Gilead"), Merck Sharp & Dohme and Incyte Corporation ("Incyte"), (the “Covered License Agreements”) (ii) 18.75% of the royalties the Company receives under the Covered License Agreements; and (iii) a 2.625% synthetic royalty on worldwide net sales of BOT and BAL (collectively the “Purchased Assets”). In the event that we relicense the programs in the Covered License Agreements, Ligand would retain its economic interest in any new agreement.

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

During the nine months ended September 30, 2026, we recorded $15.5 million of non-cash interest expense related to the Ligand Purchase Agreement.

As royalties are remitted to us and milestone and sales are earned from the Purchased Assets, the balance of the recorded liability will be effectively repaid over the life of the Ligand Purchase Agreement. To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments that Ligand is entitled to under the Ligand Purchase Agreement. The sum of these amounts less the $63.9 million proceeds allocated to the liability related to sale of future royalties and milestones will be recorded as interest expense over the life of the Ligand Purchase Agreement. Periodically, we assess the estimated royalty and milestone payments to be received and sales to be earned under the Ligand Purchase Agreement, and to the extent the amount or timing of the payments is materially different from our original estimates, we will prospectively adjust the amortization of the liability, and the related recognition of interest expense. As of September 30, 2026, our estimate of the effective annual interest rate over the life of the Ligand Purchase Agreement remained at 21.0%, which results in a life of contract interest rate of 21.4%.

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

Note I – Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Payroll	$4,202	$9,026
Professional fees	5,931	4,544
Contract manufacturing costs	3,799	3,399
Research services	4,914	8,148
Accrued rebates	5,996	—
Other	6,912	9,106
Total	$31,754	$34,223

Note J – Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Institutional money market funds (Note D)	$55,001	$55,001	$—	$—
Certificates of deposit	20,000	20,000	—	—
Investment in MiNK Therapeutics, Inc.	27,325	27,325	—	—
Long-term investments	4,670	4,670	—	—
Total	$106,996	$106,996	$—	$—

Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (Note D)	$417	$417	$—	$—
Related party note receivable	5,179	—	5,179	—
Investment in MiNK Therapeutics, Inc.	24,277	24,277	—	—
Long-term investments	1,303	1,303	—	—
Total	$31,176	$25,997	$5,179	$—

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

The fair value of our outstanding debt balance at September 30, 2026 and December 31, 2025 was $32.5 million and $45.7 million, respectively, based on the Level 2 valuation hierarchy of the fair value measurements standard using a present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of our outstanding debt balance at September 30, 2026 and December 31, 2025 was $30.2 million and $45.5 million, respectively.

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

For the three and nine months ended September 30, 2026, we recognized approximately $6.1 million and $17.0 million of net revenue under these programs, respectively.

Revenue is recognized as the gross amount invoiced to the customer, less reserves for estimated variable consideration, consisting primarily of government rebates, when the customer (hospital or physician) obtains control of the product at delivery. The estimated variable consideration is fully constrained until the calculations are finalized with the government authority and remitted annually. For the three and nine months ended September 30, 2026, our estimate of rebates reduced reported revenue by approximately $3.5 million and $6.4 million, respectively.

Zydus License Agreement

In January 2026, we entered into a license agreement (see Note R) with Zydus under which Zydus received an exclusive license to develop, manufacture and commercialize BOT and BAL in India and Sri Lanka in exchange for a royalty on net sales at a rate of 5%, as may be adjusted by the occurrence of certain contingencies, for a period ending at the later of the expiration of our patent rights in a given country in the Territory or 10 years following first commercial sale in such country. We identified one performance obligation in the arrangement; the license of BOT and BAL. The consideration in the arrangement is variable and subject to the sales-based royalty constraint. For the nine months ended September 30, 2026, no revenue was recognized.

Disaggregation of Revenue

The following table presents revenue (in thousands) for the three and nine months ended September 30, 2026 and 2025, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three Months Ended September 30, 2026
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$6,078	$—	$6,078
Non-cash royalties	25,410	—	25,410
	$31,488	$—	$31,488

	Three Months Ended September 30, 2025
Revenue Type
Research and development	$1,087	$—	$1,087
Non-cash royalties	29,148	—	29,148
	$30,235	$—	$30,235

	Nine Months Ended September 30, 2026
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$17,041	$—	$17,041
Non-cash royalties	82,701	—	82,701
	$99,742	$—	$99,742

	Nine Months Ended September 30, 2025
Revenue Type
Research and development	$1,421	$—	$1,421
Other services	—	1,036	1,036
Non-cash royalties	77,535	—	77,535
	$78,956	$1,036	$79,992

Contract Balances

Contract assets primarily relate to our rights to consideration for work completed in relation to our research and development services performed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Currently, we do not have any contract assets which have not transferred to a receivable, other than those related to Zydus as described in Note R. We had no asset impairment charges related to contract assets in the period. Contract liabilities primarily relate to contracts where we received payments but have not yet satisfied the related performance obligations. The advance consideration received from customers for research and development services or licenses bundled with other promises is a contract liability until the underlying performance obligations are transferred to the customer.

The following table provides information about contract liabilities from contracts with customers and accrued rebates (in thousands):

Nine Months Ended September 30, 2026	Balance at beginning of period	Additions	Deductions	Balance at end of period
Contract liabilities:
Deferred revenue	$1,143	$—	$—	$1,143

Pre-commercial product rebates:
Accrued rebates	$—	$6,373	$(377)	$5,996

During the nine months ended September 30, 2026, we did not recognize any revenue from amounts included in the contract asset or the contract liability balances from performance obligations satisfied in previous periods. None of the costs to obtain or fulfill a contract were capitalized.

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

A summary of option activity for the nine months ended September 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,039,487	$25.20
Granted	8,626,691	5.79
Exercised	(88,332)	4.74
Forfeited	(186,967)	56.47
Expired	(1,008,782)	3.47
Outstanding at September 30, 2026	12,382,097	$6.03	9.24	$57,590,045
Vested or expected to vest at September 30, 2026	12,382,097	$6.03	9.24	$57,590,045
Exercisable at September 30, 2026	5,060,903	$5.83	8.60	$29,953,749

The weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2026 and 2025 were $4.30 and $2.98, respectively.

On June 16, 2026, our stockholders approved a one-time exchange of options to purchase shares of our common stock issued under our 2019 EIP, the Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”), and the Company’s 2015 Inducement Equity Plan (the “2015 Plan” and, together with the 2019 EIP and 2009 EIP, the “Equity Plans”) that were held by our executive officers, other employees, consultants, and non-employee directors, for new options to purchase shares of our common stock (the “Option Exchange”). Pursuant to the Option Exchange, eligible options were cancelled in exchange for an equal number of new options to purchase shares of common stock with an exercise price greater than or equal to the fair market value of the Company’s common stock at the time of the Option Exchange and a term of the option that extends ten years from the date of grant. An eligible stock option generally included any outstanding stock option that had an exercise price equal to or greater than $2.50 per share and greater than the closing price of the Company’s common stock on the date of the Option Exchange, that vested based on continued service with the Company or based on the achievement of performance milestones and that was granted under the Equity Plans. The Option Exchange resulted in the re-pricing of 2,054,413 options. Of these, 1,498,024 awards were repriced to an exercise price of $4.47 and the remaining 556,389 awards were repriced to an exercise price of $2.98. The vesting conditions of the modified options remained the same and the modified awards have a 10-year term. Total expected incremental share-based compensation expense resulting from the modification is approximately $1.9 million, of which $1.8 million relates to vested awards and was recognized immediately with $0.1 million being recognized over the remaining vesting period.

In August 2026, the Compensation Committee of the Board of the Company approved a special share-based compensation package for our CEO containing stock options to purchase a total of 1,971,500 shares. The stock options are split evenly between five tranches, each containing 394,300 stock options, which require i) a service period of 3 years and ii) the Company's share price being greater than or equal to the specified trading multiple of the negotiated share price of $7.78. The trading multiples of tranches one through five are 3x, 4x, 5x, 6x, and 8x respectively. The trading multiple requirement to vest is considered to be a market-based vesting condition. The Company considered the market and service conditions for vesting, which must both be met to vest, and determined the requisite service period to be 3 years, the stock options themselves have a maximum term of 10 years. These stock options were valued using a Monte Carlo simulation valuation methodology.

During the nine months ended September 30, 2026, all options, other than those granted to our CEO described above, were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of September 30, 2026, there was approximately $30.8 million of total unrecognized share-based compensation expense related to these stock options and stock options granted under a subsidiary plan which, if all milestones are achieved, will be recognized over a weighted average period of 2.7 years.

Certain employees and consultants have been granted non-vested stock. The fair value of non-vested market-based awards is calculated based on a Monte Carlo simulation as of the date of issuance. The fair value of other non-vested stock is calculated based on the closing sale price of our common stock on the date of issuance.

A summary of non-vested stock activity for the nine months ended September 30, 2026 is presented below:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	19,075	$14.91
Granted	507,109	3.66
Vested	(486,686)	3.42
Forfeited	(1,499)	4.82
Outstanding at September 30, 2026	37,999	$11.98

As of September 30, 2026, there was approximately $283,000 of unrecognized share-based compensation expense related to these non-vested shares and non-vested shares granted under a subsidiary plan which will be recognized over a period of 2.8 years.

During the nine months ended September 30, 2026, 1,009,782 shares were issued as a result of stock option exercises, 28,651 shares were issued under the 2019 Employee Stock Purchase Plan, and 486,686 shares were issued as a result of the vesting of non-vested stock.

The impact on our results of operations from share-based compensation for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$516	$771	$1,468	$2,374
General and administrative	2,402	2,037	6,178	7,208
Total share-based compensation expense	$2,918	$2,808	$7,646	$9,582

Note M – Restricted Cash

As of September 30, 2026, and December 31, 2025, we maintained non-current restricted cash of $1.0 million and $1.7 million, respectively. These amounts are included within “Other long-term assets” in our condensed consolidated balance sheets and are comprised of deposits under letters of credit required under our facility lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Beginning of Period	End of Period	Beginning of Period	End of Period
Cash and cash equivalents	$2,998	$66,936	$40,437	$3,458
Restricted cash	1,712	1,030	3,634	1,712
Cash, cash equivalents and restricted cash	$4,710	$67,966	$44,071	$5,170

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

During the nine months ended September 30, 2026, we received net proceeds of approximately $15.1 million, from the sale of approximately 3.9 million shares of our common stock in at-the-market offerings under the Sales Agreement. No common stock was sold in at-the-market offerings under the Sales Agreement during the three months ended September 30, 2026.

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

In connection with a modification of the payment terms as provided for in the payment agreement, on December 29, 2025, we entered into a forbearance agreement with Medpace pursuant to which we agreed, among other things, to register for resale the Medpace Shares. In addition, Medpace agreed to, under certain circumstances if applicable (including the payment in cash by us of amounts due under the payment agreement), return some or all of the Medpace Shares to us. As of and for the year ended December 31, 2025, these shares were deemed to be contingently returnable and as such, the Medpace Shares were not deemed outstanding as of December 31, 2025. In connection with the closing of the Zydus Asset Purchase Agreement in January 2026, we fully settled our obligation to Medpace in cash. As such, Medpace returned all of the 1,318,084 shares to us.

On July 13, 2026, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and other accredited investors. The closing of the Private Placement occurred on July 15, 2026, subject to the satisfaction of customary closing conditions.

Under the terms of the Purchase Agreement, the Company has sold (i) 1,626,015 shares of the Company’s common stock, (ii) 21,409,212 pre-funded warrants, (iii) accompanying Series A purchase warrants to purchase 21,144,277 shares of common stock at an exercise price of $4.02 per share and (iv) accompanying Series B purchase warrants to purchase 33,797,214 shares of common stock at an exercise price of $5.03 per share. The combined effective purchase price per share, or per pre-funded warrant less its exercise price, together with the accompanying Series A Warrant and Series B Warrant, was $3.69. The aggregate gross proceeds received were approximately $85.0 million, before deducting Private Placement expenses, with up to an additional $255.0 million in gross proceeds upon exercise of the Series A Warrants and Series B Warrants, assuming the exercise in full of such warrants.

The pre-funded warrants have an exercise price of $0.01 per share, are exercisable immediately, do not expire until exercised in full, and contain customary beneficial ownership limitation provisions. The pre-funded warrants are equity-classified. See Note C for their treatment in the computation of basic net income per share.

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

Exercise of the Series A Warrants and Series B Warrants is at the discretion of the holders. No assurance can be given that any such warrants will be exercised or that the Company will receive any additional proceeds from them. The Series A Warrants and Series B Warrants are equity-classified. No pre-funded warrants, Series A Warrants, or Series B Warrants have been exercised as of September 30, 2026.

Note O – Non-controlling Interest

Non-controlling interest recorded in our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, relates to the following approximate interests in certain consolidated subsidiaries, which we do not own.

	September 30, 2026	December 31, 2025
SaponiQx, Inc.	30%	30%

Changes in non-controlling interest for the periods ended September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30, 2026	December 31, 2025
Beginning balance	$(6,750)	$19,956

Net loss attributable to non-controlling interest	(46)	(3,198)

Other items:
Deconsolidation of a subsidiary	—	(25,037)
Issuance of subsidiary shares for services	—	22
Issuance of subsidiary shares for employee stock purchase plan and exercise of options	—	1
Subsidiary share-based compensation	12	1,506
Total other items	12	(23,508)

Ending balance	$(6,784)	$(6,750)

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

Allocation of Agenus services, net, of approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, are included as a contra-expense in “Operating expenses” in our condensed consolidated statements of operations and comprehensive income and “Due from related party,” of $16.3 million as of September 30, 2026, in our condensed consolidated balance sheets. We have agreed to not require repayment of this balance for the foreseeable future.

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

In June 2024, Dr. Jennifer Buell, CEO of MiNK, was appointed to our Board of Directors. Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provides us legal services. For the three and nine months ended September 30, 2026, we expensed Wolf Greenfield fees totaling approximately $5,000 and $20,000, respectively, and for the three and nine months ended September 30, 2025, we expensed Wolf Greenfield fees totaling approximately $4,000 and $167,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees we pay Wolf Greenfield and the fees we paid to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. Our Audit and Finance Committee approved these services under its related-party transactions policy.

Note Q – Segment Information

We are managed and currently operate as two segments. However, we have concluded that our operating segments meet the criteria required by Accounting Standards Codification (“ASC”) 280 to be aggregated into one reportable segment. Our operating segments have similar economic characteristics and are similar with respect to the five qualitative characteristics specified in ASC 280. Accordingly, we have one reportable segment. Our one reportable segment is focused on the discovery and development of a comprehensive pipeline of immunological agents designed to expand patient populations benefiting from cancer immunotherapy.

Our Chief Executive Officer serves as our Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. Our CODM evaluates company performance based on net income (loss), as included in the condensed consolidated statements of operations and comprehensive income, ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the condensed consolidated balance sheets. Refer to the condensed consolidated financial statements for other financial information regarding our single reportable segment.

The following table presents selected financial information related to our single reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$31,488	$30,235	$99,742	$79,992

Operating expenses:
External expenses	(12,534)	(20,022)	(39,057)	(61,762)
Payroll related expenses	(4,965)	(9,294)	(15,998)	(32,723)
Other operating expenses	(2,581)	(5,464)	(6,933)	(20,074)
Operating income (loss)	11,408	(4,545)	37,754	(34,567)

Other income (expense):
Interest expense	(14,933)	(13,244)	(44,985)	(39,569)
Interest income	416	74	557	315
Other income (expense)	5,834	81,626	48,036	81,350
Net income	$2,725	$63,911	$41,362	$7,529

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

We recognized a $40.4 million gain on Zydus asset sale in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026. The gain is the difference between (1) total consideration of $111.3 million and (2) the $70.9 million carrying amount of the Purchased Assets and related liabilities that were derecognized.

At closing of the Zydus Agreements, we received total cash consideration of $91.0 million, less adjustments for reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. We allocated cash consideration of $7.2 million to the sale of common stock under the SPA, based on the fair value of common stock sold. Total cash consideration allocated to the sale of Purchased Assets, including amounts in escrow, was $71.4 million.

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

During the nine months ended September 30, 2026, we met the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026. The Zydus agreement contract asset has been reduced by $8.0 million, reflecting the value of clinical supply actually delivered by Zydus during the period and an agreement to release a portion of Zydus’ obligation to deliver clinical supply in settlement of a payable to Zydus. As of September 30, 2026, we determined that it is not reasonably certain that the remaining $10.0 million right to clinical supply non-cash consideration will be used, and as such, have not recognized it as part of the Zydus agreement contract asset on the condensed consolidated balance sheets.

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

The lead plaintiff has appealed the Court's order to the U.S. Court of Appeals for the First Circuit in the matter captioned Olsen v. Agenus, Inc., et al., No. 26-01421. In his appeal the lead plaintiff contended that the Court erred as a matter of law in dismissing the claims against the Company and Garo Armen, the Company’s Chairman and Chief Executive Officer. The Company argued that the complaint failed to adequately plead the required elements of the claims and that the dismissal order should be affirmed. Briefing on the appeal concluded in September 2026. Oral argument on the appeal has not yet been scheduled, and a decision remains pending. The Company is unable to estimate a range of loss, if any, that could result from an adverse outcome on appeal.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2026 had or is expected to have a material impact on our consolidated financial statements or disclosures.

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

Our primary business is immuno-oncology ("I-O"), where we are advancing antibody-based programs to activate innate and adaptive immunity, overcome tumor immune evasion and expand the population of patients who may benefit from immunotherapy. Our lead clinical program is botensilimab ("BOT"), a multifunctional, Fc-enhanced anti-CTLA-4 antibody, alone and in combination with balstilimab ("BAL"), a fully human monoclonal IgG4 anti-PD-1 antibody. BOT is designed to prime and activate T cells, downregulate intratumoral regulatory T cells, activate myeloid cells and induce long-term memory responses, with the goal of extending immunotherapy benefit to “cold” tumors that generally respond poorly to standard of care and to conventional PD-1 and CTLA-4 therapies. BAL is designed to block PD-1 from interacting with PD-L1 and PD-L2. BOT/BAL is investigational and has not been approved by the U.S. Food and Drug Administration (the “FDA”) or authorized for commercial sale in the European Union or any other jurisdiction.

We also maintain select clinical-stage immuno-oncology assets that may be used as standalone agents or as complements to BOT/BAL. Agenus also maintains an equity investment in MiNK Therapeutics, Inc. ("MiNK"), with an approximate fair value of $27.3 million as of September 30, 2026, and a majority ownership of a vaccine adjuvant business through our subsidiary SaponiQx, Inc. ("SaponiQx"). Our common stock is listed on The Nasdaq Capital Market under the symbol "AGEN."

The nine months ended September 30, 2026 included several developments that materially advanced our strategic priorities: the closing of the strategic collaboration with Zydus Lifesciences Ltd. and the Company meeting the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026; the conclusion of the SEC’s investigation as to the Company; the dismissal of the related putative securities class action; continued expansion of physician engagement through regulatory-authorized access pathways and the appointment of an exclusive global access distribution partner; the announcement of ROBBIN, our planned registrational Phase 3 trial of neoadjuvant BOT/BAL in high-risk Stage II and Stage III MSS colon cancer, together with the discontinuation of our financial support for the CCTG-sponsored BATTMAN Phase 3 study in late-line metastatic MSS colorectal cancer and the closing of a private placement providing approximately $85.0 million in upfront gross proceeds, before the deduction of placement expenses, and up to an additional $255.0 million upon the full exercise of the accompanying purchase warrants.

Strategic Prioritization of Neoadjuvant BOT/BAL in Colon Cancer

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

ROBBIN is a planned global randomized Phase 3 trial evaluating neoadjuvant BOT/BAL followed by standard of care versus standard of care alone in previously untreated high-risk Stage II and Stage III MSS colon cancer. The ROBBIN trial is expected to enroll approximately 850 patients, randomized 1:1, with event free survival (“EFS”) as its primary endpoint. Following interactions with the FDA, key elements of the proposed ROBBIN Phase 3 trial design, including patient population, experimental regimen, control arm, primary endpoint, and interim analysis plan, have been informed by FDA feedback.

Anticipated ROBBIN milestones are as follows:

a)
First patient dosed: anticipated in the first quarter of 2027
b)
Interim pathologic response data: anticipated in the second half of 2027
c)
Interim analysis of EFS: anticipated in the second half of 2029
d)
Final analysis of EFS: anticipated in the second half of 2030

The clinical rationale for ROBBIN is derived from NEST and UNICORN, two independent investigator-sponsored Phase 2 studies evaluating neoadjuvant BOT/BAL in MSS colorectal cancer. Across those studies, BOT/BAL produced pathologic response in approximately 60% to 70% of patients, major pathologic response in approximately 35% to 40% of patients, and pathologic complete response in approximately 30% of patients. Deep pathologic responses in the neoadjuvant setting are positively correlated with event-free survival in many tumor types, including MSS colon cancer. At median follow-up of approximately 23.5 months for NEST 1, 32.2 months for NEST 2 and 19.2 months for UNICORN MSS cohort, all treated patients remained disease free, and circulating tumor DNA clearance was observed during treatment. NEST and UNICORN were small studies. Neither included a comparison arm, and neither was designed to determine whether BOT/BAL reduces the risk of recurrence. The Phase 3 ROBBIN study is designed to evaluate whether neoadjuvant BOT/BAL improves event free survival compared with standard of care alone. Results from NEST and UNICORN were published in Clinical Cancer Research and Nature Medicine, respectively.

The Company’s neoadjuvant development strategy is also informed by investigator-sponsored studies evaluating BOT/BAL in additional colon cancer populations. NEOASIS contributes to the broader clinical rationale for evaluating short-course BOT/BAL before surgery, although its dMMR colon cancer cohort is biologically distinct from the MSS population planned for ROBBIN.

On October 25, 2026, the Company announced results presented at the European Society for Medical Oncology (“ESMO”) Congress 2026 from the mismatch repair-deficient (“dMMR”) colon cancer cohort of NEOASIS, an investigator-initiated, single-center Phase 2 study sponsored by the Netherlands Cancer Institute. Among 18 patients with locally advanced, non-metastatic, resectable disease, six weeks of neoadjuvant BOT/BAL resulted in an 83% major pathologic response rate, meeting the cohort’s primary endpoint, and a 72% pathologic complete response rate. All patients underwent surgery. Immune-related adverse events were predominantly Grade 1 or 2, with one Grade 3 colitis event that resolved with treatment. One patient underwent surgery earlier than planned because of ileus. At a median follow-up of 15 months, all patients were alive and 16 of 18 remained free of recurrence. These findings are preliminary and relate to a biologically distinct population from the MSS population planned for ROBBIN.

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

Sarcoma data published in the Journal of Clinical Oncology in January 2025 showed a 19.2% objective response rate among 52 efficacy-evaluable patients, including 27.8% among 18 patients with angiosarcoma, and median duration of response of 21.7 months in the overall efficacy-evaluable population.

Updated results from the ovarian cancer cohort of the Phase 1b C-800-01 study, presented at the International Gynecologic Cancer Society Annual Global Meeting in October 2026, showed estimated three-year overall survival of 48% among 35 efficacy-evaluable patients, unchanged from the two-year estimate. The objective response rate was 23%, and median overall survival was 14.8 months. Patients had received a median of four prior lines of therapy, and approximately three-quarters had platinum-resistant or refractory disease. At last follow-up, 11 of all 44 treated patients (25%) were alive and off all therapy. No new safety signals or treatment-related deaths were reported.

BOT, in combination with BAL, has been evaluated in approximately 1,500 patients across more than 60 centers worldwide and across nine tumor types, including colorectal cancer, sarcoma, non-small cell lung cancer, hepatocellular cancer, pancreatic cancer, melanoma, ovarian cancer and triple-negative breast cancer.

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

Zydus Collaboration

In January 2026, we closed the strategic collaboration with Zydus Lifesciences Ltd. ("Zydus"), under which we sold our Emeryville and Berkeley biologics manufacturing facilities and received $91.0 million in cash consideration at closing, subject to certain adjustments, comprising $75.0 million for the facilities and a $16.0 million equity investment in Agenus common stock. The collaboration also includes an exclusive license for Zydus to develop and commercialize BOT and BAL in India and Sri Lanka, with Agenus eligible to receive royalties on net sales in those territories, and provides for up to $50.0 million in additional contingent payments tied to BOT and BAL production orders restricted to services provided to us by Zydus. In March 2026, the conditions for the first payment into escrow of $20.0 million (only for use in making payments to Zydus), reflecting the total value of the first tranche of clinical supply expected to be delivered by Zydus in 2026, were met based on contracted work orders for BOT/BAL chemistry, manufacturing and controls and production activities. The Zydus collaboration secures dedicated, long-term U.S. biologics manufacturing capacity to support clinical development, authorized access programs and potential future commercial supply. See Note R to our Condensed Consolidated Financial Statements for additional information.

Legal Proceedings

On May 4, 2026, the U.S. Securities and Exchange Commission informed the Company that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. On March 24, 2026, the U.S. District Court for the District of Massachusetts granted the Company's motion to dismiss the related putative securities class action in its entirety. The lead plaintiff has appealed to the U.S. Court of Appeals for the First Circuit, and briefing in the appeal commenced in June 2026 and concluded in September 2026. See Note S to our Condensed Consolidated Financial Statements and Part II, Item 1 (Legal Proceedings) for additional information.

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

Historical Results of Operations

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $6.1 million during the three months ended September 30, 2026, representing sales of BOT/BAL provided to patients through regulatory-authorized early access pathways under both France’s Authorisation d’Accès Compassionnel ("AAC") framework and paid named patient programs ("NPPs"), where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK decreased $3.7 million, to approximately $25.4 million for the three months ended September 30, 2026, from $29.1 million for the three months ended September 30, 2025, due to decreased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 51% to $11.6 million for the three months ended September 30, 2026 from $23.6 million for the three months ended September 30, 2025. The decreased expenses in the three months ended September 30, 2026 primarily relate to a $4.7 million decrease in professional service fees, mainly due to a decrease in external legal expenses, a $3.6 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026, a $3.3 million decrease in other research and development expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $0.2 million decrease in expenses attributable to the activities of our subsidiaries.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 22% to $8.4 million for the three months ended September 30, 2026 from $10.9 million for the three months ended September 30, 2025. The decreased expenses in the three months ended September 30, 2026 primarily relate to a $0.7 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026 partially offset by an increase in share-based compensation expense, a $1.9 million decrease other general and administrative expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026,partially offset by a $0.2 million increase in professional fees, mainly due to an increase in external legal expenses.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $1.9 million for the three months ended September 30, 2026, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Interest expense, net

Interest expense, net increased to approximately $14.5 million for the three months ended September 30, 2026 from $13.2 million for the three months ended September 30, 2025, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to increased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant and an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Pre-commercial product revenue

We recognized pre-commercial product revenue of approximately $17.0 million during the nine months ended September 30, 2026, representing sales of BOT/BAL provided to patients through regulatory-authorized early access pathways under both France’s AAC framework and NPPs, where permitted.

Non-cash royalty revenue related to the sale of future royalties

In January 2018, we sold 100% of our worldwide rights to receive royalties from GSK on sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant to HCR. As described in Note H to our Condensed Consolidated Financial Statements, this transaction has been recorded as a liability that amortizes over the estimated life of our Royalty Purchase Agreement with HCR. As a result of this liability accounting, even though the royalties are remitted directly to HCR, we record these royalties from GSK as revenue. Non-cash royalty revenue related to our agreement with GSK increased $5.2 million, to approximately $82.7 million for the nine months ended September 30, 2026, from $77.5 million for the nine months ended September 30, 2025, due to increased net sales of GSK’s vaccines containing our STIMULON QS-21 adjuvant.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of consultants, and administrative costs. Research and development expense decreased 47% to $38.2 million for the nine months ended September 30, 2026 from $71.8 million for the nine months ended September 30, 2025. The decreased expenses in the nine months ended September 30, 2026 primarily relate to a $6.6 million decrease in third-party services and other expenses, largely due to the timing of expenses related to the advancement of our antibody programs and clinical trials, a $11.5 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026, a $8.9 million decrease in other research and development expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $6.6 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. General and administrative expenses decreased 44% to $23.8 million for the nine months ended September 30, 2026 from $42.1 million for the nine months ended September 30, 2025. The decreased expenses in the nine months ended September 30, 2026 primarily relate to a $5.0 million decrease in personnel related expenses, substantially due to a decrease in headcount due to the sale of our manufacturing operations to Zydus in January 2026 and a decrease in share-based compensation expense, a $3.1 million decrease in professional fees, mainly due to a decrease in external legal expenses, a $5.4 million decrease other general and administrative expenses, primarily attributable to a decrease in facility and depreciation expense due to the sale of our manufacturing operations to Zydus in January 2026, and a $4.8 million decrease in expenses attributable to the activities of our subsidiaries, which decrease is partially attributable to the deconsolidation of MiNK.

MiNK Therapeutics, Inc. equity method investment fair value adjustment

The MiNK Therapeutics, Inc. equity method investment fair value adjustment of $3.0 million for the nine months ended September 30, 2026, represents the fair value adjustment for our remaining investment in MiNK, for which we have elected the fair value option. The fair value of our equity investment is based on readily determinable pricing available on a securities exchange.

Gain on Zydus asset sale

The $40.4 million gain recognized at the closing of the Zydus transactions in January 2026 represents the total gain recognized from the Zydus Asset Purchase Agreement and Securities Purchase Agreement. This gain is not expected to recur. Refer to Note R to our Condensed Consolidated Financial Statements for additional detail.

Interest expense, net

Interest expense, net increased to approximately $44.4 million for the nine months ended September 30, 2026 from $39.3 million for the nine months ended September 30, 2025, mainly due to increased non-cash interest recorded in connection with our Royalty Purchase Agreement with HCR, primarily attributable to increased sales forecasts of GSK’s vaccines containing our STIMULON QS-21 adjuvant and an increase of the non-cash interest expense recorded in connection with our Ligand Purchase Agreement.

Research and Development Programs

For the nine months ended September 30, 2026, our research and development programs consisted largely of our antibody programs as indicated in the following table (in thousands).

		Nine Months Ended September 30,	Year Ended December 31,
Research and Development Program	Product	2026	2025	2024	2023
Antibody programs	Various	$21,862	$55,493	$113,135	$178,445
Vaccine adjuvant	STIMULON cpcQS-21	213	1,638	1,844	10,296
Cell therapies	Various	—	3,282	7,558	16,283
Other research and development programs	Various	16,152	18,925	32,991	29,545
Total research and development expenses		$38,227	$79,338	$155,528	$234,569

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $2.1 billion as of September 30, 2026. We expect to incur significant losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products. To date, we have financed our operations primarily through corporate partnerships, advance royalty sales and the issuance of equity. From our inception through September 30, 2026, we have raised aggregate net proceeds of approximately $2.2 billion through the sale of common and preferred stock, the exercise of stock options and warrants, proceeds from our Employee Stock Purchase Plan, royalty monetization transactions, and the issuance of convertible and other notes.

Cash Position and Outstanding Debt

We had cash and cash equivalents of $66.9 million as of September 30, 2026, compared with $3.0 million as of December 31, 2025. That balance excludes the $7.6 million held in escrow under the Zydus agreements, including $0.1 million of accrued interest, and does not include outstanding receivables under our early access programs, of which we have received $5.9 million during the third quarter of 2026 and we expect to receive the remaining balance, net of accrued rebates, of $11.8 million in future periods. As of September 30, 2026, we had debt outstanding of $30.2 million in principal, of which $24.8 million is due November 2029 and $5.1 million is due January 2027. See Note G.

Sources of Capital

During the nine months ended September 30, 2026, MiNK repaid a $5.2 million related-party note receivable, and we closed agreements with Zydus under which we received $91.0 million of consideration, subject to adjustments for reimbursable expenses, other required closing payments, including approximately $5.8 million of transaction expenses, and $7.5 million placed into a twelve-month escrow. See Note R.

We maintain an effective registration statement (the “Registration Statement”) covering up to $300.0 million of common stock, preferred stock, warrants, debt securities and units. The Registration Statement includes prospectuses covering the offer, issuance and sale of up to 20.6 million shares of our common stock from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as our sales agent. We sold approximately 3.9 million shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2026 and received aggregate net proceeds totaling $15.1 million.

The Private Placement closed on July 15, 2026 and provided approximately $85.0 million in upfront gross proceeds, before deducting Private Placement expenses. The accompanying Series A Warrants and Series B Warrants, if exercised in full, would provide up to an additional $255.0 million in gross proceeds. The Series A Warrants expire upon the earlier of the fifth anniversary of the closing date and 30 days following the Company’s public disclosure that at least 60 patients have been dosed in ROBBIN. The Series B Warrants expire upon the earliest of the fifth anniversary of the closing date, 30 days following the Company’s public disclosure of pathologic response data for at least 50 patients dosed in ROBBIN, and, unless the holder has by that time exercised its Series A Warrant in full, immediately following the expiration date of the Series A Warrants. Exercise of the warrants is at the discretion of the holders, and no assurance can be given that the Company will receive any additional warrant proceeds. See Note N.

Funding Outlook and Going Concern

Based on our current operating plan and projections, including scheduled debt payments in the look-forward period (the majority of which is secured by certain real estate properties), we believe our existing cash and cash equivalents, which include the net proceeds from the Private Placement, are expected to fund operations and capital expenditure requirements through the third quarter of 2027, assuming no exercise of the Series A or Series B Warrants. These projections reflect anticipated revenues from our early access programs and scheduled debt payments in the look-forward period. If all such warrants are exercised for cash, the Company expects these resources to fund operations through year-end 2031. Advancing our planned registration and commercialization strategy for BOT/BAL, and funding the Company through achievement of profitability, will require additional capital.

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

Contractual Commitments

Our operating expenses for the nine months ended September 30, 2026, include cash and non-cash expenses. Non-cash expenses for the period include share-based compensation expense, depreciation and amortization expense and certain other non-cash items. Operating expenses in the nine months ended September 30, 2026 also included expenses associated with our manufacturing facilities in the period before the facilities were sold to Zydus and costs incurred for services provided by Zydus that will be settled through the first contingent payment under the Zydus Purchase Agreement.

Our future cash requirements include, but are not limited to, supporting clinical trial and regulatory efforts and continuing our other research and development programs. Since inception, we have entered into various agreements with contract manufacturers, institutions, and clinical research organizations (collectively “third party providers”) to perform pre-clinical activities and to conduct and monitor our clinical studies and trials. Under these agreements, subject to the enrollment of patients and performance by the applicable third-party provider, we have estimated our total payments to be $690.7 million over the term of the related activities. Through September 30, 2026, we have expensed $635.8 million as research and development expenses and $609.7 million has been paid under these agreements. The timing of expense recognition and future payments related to these agreements is subject to the enrollment of patients and performance by the applicable third-party provider. We plan to enter into additional agreements with third party providers and we anticipate significant additional expenditures will be required to initiate and advance our various programs, including ROBBIN.

Part of our strategy is to develop and commercialize some of our product candidates by continuing our existing collaboration arrangements with academic and collaboration partners and licensees and by entering into new collaborations. As a result of our collaboration agreements, we will not completely control the efforts to attempt to bring those product candidates to market.

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $87.2 million and $60.6 million, respectively. Net cash used in operating activities increased principally because of working-capital changes, including a $36.3 million reduction in accounts payable and a $15.2 million increase in accounts receivable, including receivables associated with our early access programs. These outflows more than offset the benefit of the reduced operating-expense base during the period.

Net cash provided by investing activities for the nine months ended September 30, 2026 was $49.3 million, driven principally by $63.9 million of net proceeds from the Zydus asset sale and $5.0 million from the repayment of the MiNK related party note, partially offset by $20.0 million in purchases of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $101.3 million, consisting principally of $84.8 million of net proceeds from the Private Placement, $15.1 million of net proceeds from at-the-market sales of common stock, $6.4 million of net proceeds from the sale of common stock under the Zynext SPA, and $3.4 million of proceeds from employee stock purchases and option exercises, partially offset by $8.4 million of debt repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The lead plaintiff has appealed the Court's order to the U.S. Court of Appeals for the First Circuit in the matter captioned Olsen v. Agenus, Inc., et al., No. 26-01421. In his appeal, the lead plaintiff contended that the Court erred as a matter of law in dismissing the claims against the Company and Garo Armen. The Company argued that the complaint failed to adequately plead the required elements of the claims and that the dismissal order should be affirmed. Briefing on the appeal concluded in September 2026. Oral argument on the appeal has not yet been scheduled, and a decision remains pending.

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

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2026, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of 2026 D Warrant, Filed as Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-29089) filed on July 6, 2026 and incorporated herein by reference

4.1(1)

Amendment to Notes, Extension of Warrants and Sale of New Warrants, dated June 29, 2026, by and among Agenus Inc., Alice Saraydarian, Khalil Barrage and Nicky V LLC, including the Irrevocable Escrow Direction Letter dated June 29, 2026 and the Form of 2026 D Warrant attached as Exhibit I thereto

4.2	Form of Pre-Funded Warrant, Filed as Exhibit 4.1 to our Current Report on form 8-K (File No. 000-29089) filed on July 13, 2026 and incorporated herein by reference.

4.3	Form of Series A Warrant, Filed as Exhibit 4.2 to our Current Report on form 8-K (File No. 000-29089) filed on July 13, 2026 and incorporated herein by reference.

4.4	Form of Series B Warrant, Filed as Exhibit 4.3 to our Current Report on form 8-K (File No. 000-29089) filed on July 13, 2026 and incorporated herein by reference.

10.1	Form of Securities Purchase Agreement, Filed as Exhibit 10.1 to our Current Report on form 8-K (File No. 000-29089) filed on July 13, 2026 and incorporated herein by reference.

10.2	Form of Registration Rights Agreement, Filed as Exhibit 10.2 to our Current Report on form 8-K (File No. 000-29089) filed on July 13, 2026 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1*

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

* Furnished herewith.

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

Date:	November 5, 2026	AGENUS INC.

/s/ GARO H. ARMEN, PH.D.
Garo H. Armen, Ph.D. Chairman and Chief Executive Officer (Principal Executive and Financial Officer)